Form 10-Q
period 2004-09-30
AAMES INVESTMENT CORP
filed 2004-11-15
CIK 1282552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 1-32340

AAMES INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	34-1981408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 SOUTH GRAND AVENUE, LOS ANGELES, CA 90071-3459

(Address of Registrant’s principal executive offices including zip code)

(323) 210-5000

(Registrant’s telephone number,

including area code)

NO CHANGES

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2of the Exchange Act).    Yes  ☐    No  ☒

At November 11, 2004, Registrant had 56,060,500 shares of common stock outstanding.

(1)	On November 9, 2004, Aames Investment completed its reorganization with Aames Financial, formerly the parent company of Aames Investment, and two of Aames Investment’s wholly-owned subsidiaries, each created for the interim purpose of effecting the reorganization. As a result of the reorganization, the corporate successor of Aames Financial became a wholly-owned subsidiary of Aames Investment and renamed itself “Aames Financial Corporation”. The reorganization has been accounted for as a recapitalization—restructuring of entities under common control with no change in accounting basis.

Item 1.    Financial Statements

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	June 30, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$21,475	$22,867
Loans held for sale, at lower of cost or market	936,089	1,012,165
Advances and other receivables	29,838	23,767
Residual interests, at estimated fair value	41,995	44,120
Deferred income taxes	27,906	21,885
Equipment and improvements, net	8,759	8,708
Prepaid and other	16,171	17,660

Total assets	$1,082,233	$1,151,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$75,024	$78,283
Revolving warehouse and repurchase facilities	785,095	886,433
Accounts payable and accrued expenses	63,607	54,038
Income taxes payable	2,233	1,807

Total liabilities	925,959	1,020,561

Commitments and contingencies (Note 8)
Stockholders’ equity:
Series A Preferred Stock, par value $0.001 per share; 500,000 shares authorized; none outstanding	—	—
Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 shares authorized; 26,704,000 shares outstanding	27	27
Series C Convertible Preferred Stock, par value $0.001 per share; 34,500,000 shares authorized; 19,787,000 shares and 19,788,000 shares outstanding	20	20
Series D Convertible Preferred Stock; par value $0.001 per share; 108,566,000 shares authorized; 59,917,000 shares and 59,920,000 shares outstanding	60	60
Series E Preferred Stock; par value $0.001 per share; 26,700,000 shares authorized; none outstanding	—	—
Common Stock, par value $0.001 per share; 400,000,000 shares authorized; 7,290,000 shares and 7,171,000 shares outstanding	7	7
Additional paid-in capital	418,210	418,095
Retained deficit	(262,050)	(287,598)

Total stockholders’ equity	156,274	130,611

Total liabilities and stockholders’ equity	$1,082,233	$1,151,172

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,
	2004	2003
Interest income	$24,209	$15,279
Interest expense	10,098	5,943

Net interest income	14,111	9,336

Other income:
Gain on sale of loans	49,457	37,520
Loan servicing	2,251	2,000

Total other income	51,708	39,520

Net interest income and other income	65,819	48,856
Operating expenses:
Personnel	22,596	19,588
Production	8,560	7,427
General and administrative	11,519	11,371

Total operating expenses	42,675	38,386

Income before income taxes	23,144	10,470
Benefit for income taxes	(5,273)	(18,193)

Net income	$28,417	$28,663

Net income to common stockholders:
Basic	$25,548	$25,185

Diluted	$28,939	$29,548

Net income per common share:
Basic	$3.55	$3.66

Diluted	$0.28	$0.28

Weighted average number of common shares outstanding:
Basic	7,192	6,877

Diluted	103,656	103,724

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2004	2003
Operating activities:
Net income	$28,417	$28,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	929	1,011
Accretion of residual interests	—	(2,168)
Deferred income taxes	(6,021)	(18,769)
Mortgage servicing rights amortized	—	220
Changes in assets and liabilities:
Loans held for sale originated	(1,878,012)	(1,497,409)
Proceeds from sale of loans held for sale	1,954,088	1,145,572
Decrease (increase) in:
Advances and other receivables, net	(6,071)	526
Residual interests	2,125	15,606
Prepaid and other	1,489	676
Increase in:
Accounts payable and accrued expenses	9,569	1,647
Income taxes payable	426	946

Net cash provided by (used in) operating activities	106,939	(323,479)

Investing activities:
Purchases of equipment and improvements	(980)	(464)

Net cash used in investing activities	(980)	(464)

Financing activities:
Reduction in borrowings	(3,259)	(13,272)
Payment of preferred stock dividends	(2,869)	—
Net proceeds from (reductions in) revolving warehouse and repurchase facilities	(101,338)	327,673
Proceeds from exercise of common stock options	115	4

Net cash provided by (used in) financing activities	(107,351)	314,405

Net decrease in cash and cash equivalents	(1,392)	(9,538)
Cash and cash equivalents at beginning of period	22,867	23,860

Cash and cash equivalents at end of period	$21,475	$14,322

See accompanying notes to condensed consolidated financial statements.

AAMES FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1:    Basis of Presentation

The condensed consolidated financial statements of Aames Financial Corporation, a Delaware corporation, and its subsidiaries, (“Aames Financial”) included herein have been prepared by Aames Financial, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

The condensed consolidated financial statements include the accounts of Aames Financial and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of Aames Financial in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for Aames Financial for the three months ended September 30, 2004 are not necessarily indicative of the results expected for the full fiscal year.

At September 30, 2004, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, “Capital Z”) owned preferred stock representing approximately 42.3% of Aames Financial’s combined voting power in the election of directors and approximately 89.9% of the combined voting power in all matters other than the election of directors. At September 30, 2004, representatives or nominees of Capital Z had five of the nine seats on the Board of Directors, and as current members’ terms expire, Capital Z had the continuing right to appoint and elect four directors and nominate one additional director. As a result of its beneficial ownership and Board representation, Capital Z had sufficient power to determine Aames Financial’s direction and policies.

Note 2:    Reorganization, Initial Public Offering and Concurrent Private Placement

On November 5, 2004, Aames Investment Corporation (“Aames Investment”) completed a $297.5 million initial public offering of 35.0 million common shares that were priced at $8.50 per share, and a $39.5 million private placement of 5.0 million common shares at a price of $8.50 per share, less certain discounts. Shares in the concurrent private placement were sold to Friedman, Billings, Ramsey Group, Inc., which is an affiliate of Friedman, Billings, Ramsey & Co., Inc., the sole book-running manager of the initial public offering.

On November 9, 2004, Aames Investment completed its reorganization with Aames Financial, formerly the parent company of Aames Investment, and two of Aames Investment’s wholly-owned subsidiaries, each created for the interim purpose of effecting the reorganization. As a result of the reorganization, the corporate successor of Aames Financial became a wholly-owned subsidiary of Aames Investment and renamed itself “Aames Financial Corporation.” Aames Financial stockholders received an aggregate of 16.1 million shares of Aames Investment common stock and $126.9 million in cash in exchange for their shares of Aames Financial stock. The reorganization transaction has been accounted for as a recapitalization—restructuring of entities under common control with no change in accounting basis.

The accompanying condensed consolidated financial statements at and for the three months ended September 30, 2004 and 2003 include the accounts of Aames Financial and all of its subsidiaries at that time. Effective November 5, 2004, the common shares of Aames Financial were fully redeemed and no longer trade on any equity market. Aames Investment has a calendar year end reporting requirement.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 3:    Guaranty Arrangements

At September 30, 2004, Aames Financial guaranteed amounts outstanding under certain revolving warehouse and repurchase agreements pursuant to which certain of its wholly-owned operating subsidiaries are the contractual borrowers. Aames Financial also guaranteed amounts outstanding under a borrowing facility, secured by certain of the operating subsidiary’s residual interests and certain of that subsidiary’s advance receivables (the “Financing Facility”), pursuant to which that subsidiary is the contractual borrower. Aames Financial’s guarantees are full, complete and unconditional.

Note 4:    Per Share Data

The following table sets forth information regarding basic and diluted net income per common share for the three months ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended September 30,
	2004	2003
Basic net income per common share:
Net income	$28,417	$28,663
Less: Accrued dividends on Series B, C and D Convertible Preferred Stock	(2,869)	(3,478)

Basic net income to common stockholders	$25,548	$25,185

Basic weighted average number of common shares outstanding	7,192	6,877

Basic net income per common share	$3.55	$3.66

Diluted net income per common share:
Basic net income to common stockholders	$25,548	$25,185
Plus: Accrued dividends on Series B, C and D Preferred Stock	2,869	3,478
Interest on 5.5% Convertible Subordinated Debentures	522	885

Diluted net income to common stockholders	$28,939	$29,548

Basic weighted average number of common shares outstanding	7,192	6,877
Plus incremental shares from assumed:
Conversions of:
Series B, C and D Convertible Preferred Stock	85,049	85,439
5.5% Convertible Subordinated Debentures	824	824
Exercise of:
Common stock options	7,181	7,406
Warrants	3,410	3,178

Diluted weighted average number of common shares outstanding	103,656	103,724

Diluted net income per common share	$0.28	$0.28

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 5:    Pro forma Stock Based Compensation

Aames Financial applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock-based compensation plans and arrangements. No compensation cost has been recognized for its stock option plan. If compensation cost for the stock option plan and arrangements had been determined based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123”, Aames Financial’s net income and basic and diluted income per common share during the three months ended September 30, 2004 and 2003 would have reflected the pro forma amounts indicated below (amounts in thousands, except per share data):

	Three Months Ended September 30,
	2004	2003
Net income:
As reported	$28,417	$28,663
Pro forma	28,164	28,390
Basic net income to common stockholders:
As reported	$25,548	$25,185
Pro forma	25,295	24,912
Diluted net income to common stockholders:
As reported	$28,939	$29,548
Pro forma	28,686	29,275
Basic net income per common share:
As reported	$3.55	$3.66
Pro forma	3.52	3.62
Diluted net income per common share:
As reported	$0.28	$0.28
Pro forma	0.28	0.28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,
	2004	2003
Dividend yield	0.00%	0.00%
Expected volatility	103.00%	118.00%
Risk-free interest rate	3.00%	3.14%
Expected life of option	4.5 years	4.5 years

The pro forma stock based compensation cost, net of tax effect was $0.3 million and $0.3 million during the three months ended September 30, 2004 and 2003, respectively.

Note 6:    Income Taxes

Deferred income tax assets and liabilities are recognized to reflect the future tax consequences of net operating loss carry forwards and differences between the tax basis and financial reporting basis of assets and liabilities. The investment in Aames Financial by Capital Z resulted in a change of control for income tax

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

purposes, thereby potentially limiting Aames Financial’s ability to utilize net operating loss carry forwards and certain other future deductions. The Aames Investment reorganization with Aames Financial and the Aames Investment offering may have resulted in an additional change in control for tax purposes. This second change in control could limit the use of the net operating losses existing at the time the offering was consummated.

Aames Financial has recognized that it is more likely than not that certain future tax benefits, primarily net operating loss carry forwards, will be realized as a result of current and future income. Accordingly, during the three months ended September 30, 2004, Aames Financial decreased its deferred tax valuation allowance by $7.5 million to recognize higher than previously anticipated net deferred tax assets for federal purposes. During the three months ended September 30, 2004, Aames Financial provided $0.1 million for currently payable state taxes and decreased its state deferred tax liabilities by $5.4 million to recognize higher than previously anticipated net deferred tax assets for state purposes. During the three months ended September 30, 2003, Aames Financial recorded an income tax benefit of $18.2 million due to its determination that it was more likely than not that certain future tax benefits, primarily federal net operating loss carryforwards, would be realized as a result of current and future income. Aames Financial’s income tax benefits resulted in effective tax rates of (22.8)% and (173.8)% during the three months ended September 30, 2004 and 2003, respectively.

Note 7:    Reclassifications

Certain amounts in the September 30, 2003 financial statements have been reclassified to conform to the September 30, 2004 presentation.

Note 8:    Commitments and Contingencies

On April 27, 2004, Aames Financial received a Civil Investigative Demand, or CID, from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to Aames Financial’s business and lending practices. The CID was issued pursuant to an April 8, 2004 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders and loan brokers to determine whether there have been violations of certain consumer protection laws. Aames Financial intends to cooperate fully with the FTC in this investigation. Because the investigation is at an early stage, Aames Financial cannot predict the outcome of the investigation and its effect, if any, on its business.

On September 7, 2004, Aames Financial received a civil investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to Aames Financial’s business and lending practices in Iowa. Aames Financial intends to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, Aames Financial cannot predict the outcome of the investigation and its effect, if any on its business in Iowa, which approximated 0.3% of total mortgage loan production during the year ended June 30, 2004.

Aames Financial becomes involved, from time to time, in a variety of mortgage lending related claims and other matters incidental to its business. In the opinion of Aames Financial, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on its consolidated financial position and results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following discussion and analysis of the financial condition and results of operations of Aames Financial should be read in conjunction with Aames Financial’s Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk. The following discussion includes Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk.

Special Note Regarding Forward-Looking Information

From time to time the Aames Investment may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, Aames Investment notes that a variety of factors could cause their actual results and experiences to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of Aames Investment’s business include the following: inability to originate subprime hybrid/adjustable mortgage loans; increased delinquency rates in our portfolio; increases in mortgage lending interest rates; adverse changes in the securitization and whole loan market for mortgage loans; decline in real estate values; decreases in earnings from the Aames Investment calling securitization trusts; limited cash flow to fund operations; dependence on short-term financing facilities; obligations to repurchase mortgage loans and indemnify investors; concentration of operations in California, Florida, New York and Texas; extensive government regulation; losses in securitization trusts; and intense competition in the mortgage lending industry. In addition, Aames Investment cannot guarantee compliance with the federal tax requirements applicable to REITs or Aames Investment’s effective operation within limitations imposed on REITs by federal tax rules. For a more complete discussion of these risks and uncertainties, see the registration statement on Form S-11 filed with the SEC, including the prospectus contained therein, relating to the initial public offering of Aames Investment’s common stock.

General

Aames Investment is a mortgage real estate investment trust, or REIT, formed in February 2004 for the purpose of building and managing a portfolio of high yielding subprime mortgage loans in order to offer its stockholders the opportunity for attractive dividend yields and earnings growth. On November 9, 2004, Aames Investment completed its reorganization with Aames Financial, formerly the parent company of Aames Investment, and two of Aames Investment’s wholly-owned subsidiaries, each created for the interim purpose of effecting the reorganization. As a result of the reorganization, the corporate successor of Aames Financial became a wholly-owned subsidiary of Aames Investment. The reorganization has been accounted for as a recapitalization—restructuring of entities under common control with no change in accounting basis.

Aames Financial is a fifty year old national mortgage-banking company focused primarily on originating subprime residential mortgage loans through both wholesale and retail channels under the name “Aames Home Loan.” Aames Financial acquired Aames Home Loan in 1991, a home equity lender making loans in California since it was founded in 1954. In 1995, Aames Financial expanded its retail presence outside of California and began purchasing loans from correspondents. In August 1996, Aames Financial acquired its wholesale production channel through the acquisition of One Stop Mortgage, Inc. Since 1999, Aames Financial has conducted its loan production operations under the name “Aames Home Loan.”

Aames Investment’s principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers’ access to credit. Aames Investment believes these borrowers continue to represent an underserved niche of the residential mortgage loan market and present an opportunity to earn a superior return for the risk assumed. The residential mortgage loans originated by Aames Investment, which include fixed and adjustable rate loans, are generally used by borrowers to consolidate indebtedness, to finance other consumer needs, to purchase homes and, to a lesser extent, to refinance existing mortgage indebtedness.

Aames Investment’s strategy is to use its equity capital and funds borrowed under revolving warehouse and repurchase facilities to finance its mortgage loan originations, and to use on-balance sheet securitizations to finance its REIT portfolio of mortgage loans. Aames Investment will retain in its REIT portfolio a portion of these loans, largely hybrid/adjustable rate mortgage loans, which accounted for 76.4% of its loan production during the quarter ended September 30, 2004. Aames Investment expects to sell the remainder, including a majority of the fixed-rate mortgage loans that it originates, on a whole loan servicing-released basis to third parties.

Aames Investment is a REIT, for U.S. federal income tax purposes, and Aames Financial is Aames Investment’s taxable REIT subsidiary. As a REIT, Aames Investment generally will not be subject to U.S. federal income tax on the REIT income that it distributes to its stockholders. The taxable income generated by Aames Financial, Aames Investment’s taxable REIT subsidiary, will continue to be subject to regular corporate income tax. This will include fee income on all loans it originates and gains and net interest income on all loans it sells. Aames Investment intends to distribute a substantial majority of the earnings from its REIT portfolio of mortgage loans to its stockholders, while growing its equity capital base by retaining a portion of Aames Financial’s earnings.

Aames Financial originates mortgage loans in 47 states through both wholesale and retail channels. Its wholesale channel operates five regional wholesale operations centers throughout the United States and originates loans through a network of approximately 4,760 independent mortgage brokers. Its retail channel has a network of 98 retail branch offices directly serving borrowers throughout the United States. The following table shows the total originations of both Aames Financial’s retail and wholesale channels for the three months ended September 30, 2004.

	Three Months Ended September 30, 2004
	Loans Funded	Percentage of Total
	(in thousands)
Retail	$615,082	32.8%
Wholesale	1,262,930	67.2%

Total	$1,878,012	100.0%

Aames Investment will purchase loans it anticipates holding on its balance sheet, largely hybrid/adjustable rate loans, from Aames Financial. Aames Financial will be the servicer of the loans held by Aames Investment. Aames Investment expects to purchase most of Aames Financial’s mortgage loan originations while it is building its REIT loan portfolio. Once Aames Investment builds its REIT portfolio to its target range, Aames Investment expects to purchase a smaller portion of Aames Financial’s originations to maintain its target leverage ratio, and Aames Financial will sell the remainder of the loans it originates, including a majority of its fixed-rate mortgage loans, to third parties in the secondary market.

Aames Financial uses revolving warehouse and repurchase facilities to provide short-term funding for its mortgage loan originations. Aames Investment expects to finance substantially all of the mortgage loans it intends to hold on its balance sheet through on-balance sheet securitization transactions that will be structured as financings for both tax and financial accounting purposes. Therefore, Aames Investment does not expect to generate a gain or loss on sale from these securitization activities, and, following the securitizations, the loans will remain classified on its consolidated balance sheet as assets, with the securitization debt classified as a liability. Aames Investment expects that it will generate taxable earnings from the loans that it securitizes and/or retains in its REIT portfolio primarily through:

•	Net interest income, which is the difference between the:

•	Interest income received from the mortgage loans; and

•	Interest paid to the holders of the mortgage-backed securities issued in securitizations; net of:

•	Losses due to defaults and delinquencies on the loans; and

•	Servicing fees and expenses.

Aames Financial generally sells whole loans on a servicing released basis to capture any gain on the sale of these loans and thereby grow its equity capital base and the equity capital base of Aames Investment on a consolidated basis. Aames Financial generally sells these loans within 45 days of funding, and Aames Financial services these loans during the period between origination and the transfer of servicing to the buyer, which is generally within 90 days after the sale of the loan. Aames Financial generates income primarily from:

•	Gain on sale income, which is the premium received on the sale of the loans;

•	Net interest income from the time the loans are originated until the time the loans are sold; and

•	Origination fee income, which consists of points and fees charged to borrowers (less yield spread premiums paid, if any, which are fees paid to wholesale brokers for mortgage loans they originate).

Aames Financial services residential mortgage loans for itself and Aames Investment.

Business Strategy

Aames Investment’s goal is to maximize stockholder value and increase earnings by:

•	Building a portfolio of high yielding subprime mortgage loans and leveraging the equity of the REIT to increase the size of the portfolio and the REIT’s returns while at the same time managing the REIT’s financing costs and the increased risk of loss associated with the REIT’s leverage;

•	Continuing to improve Aames Financial’s efficiency and loan quality and serving as an efficient high quality originator. Aames Investment intends to accomplish this by increasing the use of technology to streamline further its loan origination and underwriting processes, by rigorously applying and continuously improving its underwriting criteria and processes in order to minimize defaults and losses and by collecting comprehensive performance data on its portfolio to refine its underwriting guidelines and risk-based pricing;

•	Growing Aames Financial’s loan originations by growing both its retail and wholesale channels, improving market penetration in Aames Financial’s existing markets, increasing loan originations through the Internet and building the “Aames Home Loan” brand. In addition, Aames Financial will continue to originate loan products that are less sensitive to increases in interest rates than rate-term refinance mortgage loans, such as purchase money mortgage loans and cash-out refinance loans, which Aames Investment believes makes its originations less vulnerable to declines resulting from increases in interest rates; and

•	Servicing Aames Investment’s loans to enhance the performance of its retained portfolio, and growing Aames Investment’s servicing operation with its portfolio which will lower Aames Investment’s per loan servicing costs through economies of scale.

The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under “Risk Factors” in the registration statement on Form S-11 filed with the SEC, relating to the initial public offering of Aames Investment’s common stock. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that Aames Investment will be able to accomplish the above strategies. In addition, Aames Investment cannot guarantee compliance with the federal tax requirements applicable to REITs or Aames Investment’s effective operation within limitations imposed on REITs by federal tax rules. For a more complete discussion of these risks and uncertainties, see the registration statement on Form S-11 filed with the SEC, including the prospectus contained therein, relating to the initial public offering of Aames Investment’s common stock.

Recent Events

Reorganization, Initial Public Offering and Concurrent Private Placement.    On November 5, 2004, Aames Investment completed a $297.5 million initial public offering of 35.0 million common shares that were priced at $8.50 per share, and a $39.5 million private placement of 5.0 million common shares at a price of $8.50 per share, less certain discounts. Shares in the concurrent private placement were sold to Friedman, Billings, Ramsey Group, Inc., which is an affiliate of Friedman, Billings, Ramsey & Co., Inc., the sole book-running manager of the initial public offering.

On November 9, 2004, Aames Investment completed its reorganization transactions with Aames Financial, a Delaware corporation and formerly the parent company of Aames Investment, and two of Aames Investment’s wholly-owned subsidiaries, each created for the interim purpose of effecting the reorganization mergers. As a result of the reorganization, the corporate successor of Aames Financial became a wholly-owned subsidiary of Aames Investment and renamed itself “Aames Financial Corporation.” Aames Financial stockholders received an aggregate of 16.1 million shares of Aames Investment common stock and $126.9 million in cash in exchange for their shares of Aames Financial stock. The reorganization transactions have been accounted for as a recapitalization—restructuring of entities under common control with no change in accounting basis.

In connection with and immediately prior to the reorganization, Aames Financial paid a $1.1 million cash dividend on November 5, 2004 to holders of record of its Series B, C and D convertible preferred stock at October 28, 2004. On September 30, 2004, Aames Financial paid a $2.9 million regular quarterly cash dividend to holders of record of its preferred stock at September 15, 2004.

Redemption of 5.5% Convertible Subordinated Debentures.    On November 9, 2004, Aames Financial requested JP Morgan Chase, trustee for the holders of Aames Financial’s 5.5% Convertible Subordinated Debentures due 2006, redeem these outstanding debentures on December 30, 2004, at par plus accrued and unpaid interest up to and including the redemption date.

Revolving Warehouse and Repurchase Facilities.    At September 30, 2004, Aames Financial had total borrowing capacity under its revolving warehouse and repurchase facilities of $2.6 billion, of which $2.5 billion and $100.0 million was committed and uncommitted, respectively. At November 9, 2004, Aames Investment was a co-borrower under three of those revolving warehouse and repurchase facilities and had borrowing capacity of $1.4 billion, all of which was committed. At September 30, 2004, Aames Financial had $785.1 million outstanding under its revolving warehouse and repurchase facilities. At September 30, 2004, Aames Financial had the ability to draw upon $1.7 billion and $100.0 million of its total committed and uncommitted revolving warehouse and repurchase facilities, respectively. At June 30, 2004, Aames Financial’s total borrowing capacity under its revolving warehouse and repurchase facilities was $2.0 billion, of which $1.9 billion and $100.0 million was committed and uncommitted, respectively.

Aames Investment’s Critical Accounting Policies

Owning a Portfolio of Hybrid/Adjustable Rate Loans

When Aames Investment has a portfolio of loans that it holds for investment, in addition to Aames Financial’s portfolio of loans held for sale, the presentation of interest income and interest expense on those two portfolios will be modified from what Aames Financial currently shows in its historical consolidated financial statements. When Aames Investment has a loan portfolio, it will separate its interest income and expense into two components. Interest income will be shown separately as “Interest income-loans held for sale” and “Interest income-loans held for investment.” Interest expense will be shown separately as “Interest expense-loans held for sale” and “Interest expense-loans held for investment.” Aames Investment will also record a provision for loan losses, which will increase its new allowance for loan losses, based on its estimate of probable losses inherent in its portfolio of adjustable rate mortgage loans held for investment.

When Aames Investment has an investment portfolio of loans, its balance sheet will show such loans as “Loans held for Investment.” Aames Financial currently shows all loans as “Loans held for sale, at lower of cost or market.” Since Aames Financial intends to continue to sell a portion of its loans, it will show these loans as “Loans held for sale, at lower of cost or market.” Aames Financial currently shows borrowings used to support mortgage loans held for sale as “Revolving warehouse and repurchase facilities”; going forward Aames Investment will show such borrowings as “Revolving warehouse and repurchase facilities, loans held for sale.” Aames Investment will show the mortgage-backed securities it issues to finance its portfolio loans as “Mortgage securities and other borrowings, loans held for investment,” and the warehouse financing of portfolio loans prior to securitization as “Revolving warehouse and repurchase facilities, loans held for investment.”

Upon implementing its new business plan, Aames Investment will employ three new critical accounting policies: two related to its proposed financing strategy utilizing on-balance sheet securitizations:

•	Allowance for loan losses; and

•	Accounting for transfers and servicing of financial assets; and one related to its new corporate structure.

•	REIT compliance

Allowance for Loan Losses

Once Aames Investment begins to accumulate a loan portfolio, because it intends to maintain the loans on its balance sheet, it also will need to maintain an allowance for loan losses, which will be based on its estimates of the losses inherent to the loan portfolio. This will be a critical accounting policy because of the subjective nature of the estimation required and potential for imprecision. Aames Investment expects to maintain the allowance for loan losses at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio. The allowance will be based upon a continuing review of past loan loss experience, loan portfolio composition and risk, current economic conditions that may affect the borrower’s ability to pay and the underlying collateral value. While Aames Investment will use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic and other conditions.

Loans that are deemed to be uncollectible will be charged off and deducted from the allowance. Recoveries on loans previously charged off will be added to the allowance.

Accounting for Transfers and Servicing of Financial Assets

Once Aames Investment begins to generate a portfolio of loans for securitization, it will need to comply with the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or FAS 140, related to each securitization. FAS 140 is an accounting pronouncement that sets forth the criteria applicable to determining whether a transfer of financial assets is to be treated as a sale or a secured financing under generally accepted accounting principles, or GAAP. It is Aames

Investment’s intent that its securitizations be treated as secured financings and accordingly, one of its critical accounting policies will be compliance with the requirements of FAS 140 necessary to obtain secured financing treatment for Aames Investment’s securitizations. In addition, Aames Investment’s strategy of retaining on the balance sheet the mortgage loans in its securitization pools will reduce the number of loans it sells during the period in which it is building its retained portfolio and, therefore, will reduce the total gains on sale under GAAP below current levels for that period.

REIT Compliance

Aames Investment is a real estate investment trust, or REIT, for U.S. federal income tax purposes. Aames Financial will continue its current operation as Aames Investment’s primary mortgage origination and servicing subsidiary. In order to meet some of the requirements to qualify as a REIT, Aames Investment intends to continue to conduct all of its loan sales, as well as other servicing and origination functions, through Aames Financial, which Aames Investment will elect to treat as a taxable REIT subsidiary. We expect that all loans will be sourced, underwritten and processed by Aames Financial. Aames Investment will purchase the loans Aames Investment anticipates holding on its balance sheet, largely hybrid/adjustable rate loans, from Aames Financial. Aames Financial will sell the remainder of the loans it originates, including a majority of its fixed-rate mortgage loans, through whole loan sales to third parties. Aames Investment will be required to purchase mortgage loans from Aames Financial at fair market value and Aames Financial will be subject to corporate income tax on any taxable gain it recognizes on the sale. Aames Investment will recognize any net interest income generated from its retained portfolio.

U.S. federal income tax law requires that a REIT distribute annually to its stockholders at least 90% of its taxable income, excluding the retained earnings of any taxable REIT subsidiary it owns. If Aames Investment distributes all of its taxable income to its stockholders, it will not be subject to U.S. federal income tax and will not record income tax (benefit) expense. Aames Investment expects to make regular quarterly distributions of all or substantially all of its REIT taxable income to holders of its common stock. Any taxable income generated by Aames Financial will be subject to regular corporate income tax and therefore, Aames Financial will continue to record income tax (benefit) expense. However, we anticipate that Aames Financial, our taxable REIT subsidiary, will have substantially lower effective tax rates due to historical net operating loss carryforwards for U.S. federal income tax purposes. As of June 30, 2004, Aames Financial had approximately $181.8 million of historical net operating loss carryforwards that expire from 2019 through 2024. Subject to annual limitations, these losses are available to offset future income. Aames Financial may retain any income it generates net of any tax liability it incurs on that income without affecting the REIT distribution requirements. If Aames Financial chooses to pay a dividend to Aames Investment, the dividend could be included in the REIT distribution. Any distributions Aames Investment makes in the future will be at the discretion of its board of directors and will depend upon, among other things, its actual results of operations and liquidity levels.

In order to qualify as a REIT, at least 75% of Aames Investment’s assets must be qualified real estate assets, government securities and cash and cash items and no more than 20% may be comprised of stock and other securities of Aames Financial or other taxable REIT subsidiaries. The need to comply with these asset ownership requirements may cause Aames Investment to acquire other assets that are qualified real estate assets for purposes of these requirements (for example, mortgage backed securities on a leveraged basis) but are not part of Aames Investment’s overall business strategy. “Material U.S. Federal Income Tax Considerations—Taxation of Aames Investment as a REIT—Asset Tests,” contained in the Registration Statement on Form S-11 filed with the SEC relating to the initial public offering of Aames Investment’s common stock.

The Internal Revenue Code provisions applicable to REITs provide that the income from specified hedging transactions qualifies for purposes of the 95% gross income test, but not the 75% gross income test, which a REIT must satisfy on an annual basis. Income derived from hedging transactions not specified in these provisions is not treated as qualifying income for purposes of the gross income tests applicable to REITs. Because Aames

Investment intends to structure its hedging transactions in a manner that does not jeopardize its status as a REIT, Aames Investment will be limited in the type of hedging transactions into which it may enter directly (although these limitations would not apply to hedging transactions undertaken by Aames Financial).

Managing Interest Rate Risk

Aames Investment’s hybrid/adjustable rate loans may have a fixed rate for two or three years prior to their first adjustment and may be financed with on-balance sheet securitization debt with rates that adjust monthly. As a result, Aames Investment’s net interest income and cash flow could be negatively impacted. In order to counteract this mismatch, Aames Investment may hedge the aggregate risk of interest rate fluctuations with respect to its borrowing index. Aames Investment generally intends to hedge only the risk related to changes in the benchmark interest rate used in the variable rate index, usually a London Interbank Offered Rate, known as LIBOR, or a U.S. Treasury rate.

In order to reduce these risks, Aames Investment may enter into interest rate swap agreements whereby it would receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to a fixed rate. Aames Investment may also enter into interest rate cap agreements whereby, in exchange for a fee, it would be reimbursed for interest paid in excess of a certain capped rate.

To qualify for cash flow hedge accounting, interest rate swaps and caps must meet certain criteria, including that:

(1) the items to be hedged expose Aames Investment to interest rate risk, and

(2) the interest rate swaps or caps are highly effective in reducing its exposure to interest rate risk.

Correlation and effectiveness of the interest rate swaps and caps are periodically assessed based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and caps and the items being hedged.

For derivative instruments that are designated and qualify as a cash flow hedge (meaning hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument will be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, will be recognized in current earnings during the period of change.

With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, these swaps and caps will be recorded to current income.

Derivative financial instruments contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. Aames Investment expects to minimize this risk by using multiple counterparties and limiting its counterparties to major financial institutions with good credit ratings. In addition, Aames Investment plans to regularly monitor the potential risk of loss with any one party resulting from this type of credit risk. Accordingly, Aames Investment does not expect any material losses as a result of default by other parties.

Aames Financial’s Critical Accounting Policies

Aames Financial considers the policies discussed below to be critical to an understanding of its financial statements because their application places the most significant demands on the judgment of its management, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. In regards to these policies, future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires a company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Aames Financial believes that the estimates and assumptions utilized in preparing Aames Financial’s financial statements are reasonable. Actual results could differ from those estimates, and these differences could be significant.

Allowance for Loan Losses

Aames Financial maintains an allowance primarily for its representation and warranty liabilities related to the sale of loans and for its contractual obligations to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The representations and warranties generally relate to the accuracy and completeness of information related to the sold loans and to the collectability of the first one to four payments following the sale of the loan. The allowance, which is recorded as a liability, is established when loans are sold and is calculated to cover liabilities reasonably estimated to occur for a contractual period of time. Aames Financial uses an internally developed analysis of incurred historical losses, stratified by type of loss, type of loan, and year of sale to forecast future losses on current sales. This analysis takes into consideration historical information regarding frequency and severity of losses, organized by loan product and year of sale. Aames Financial estimates losses due to premium recaptures on early loan prepayments by reviewing loan product and rate, borrower prepayment fee, if any, and estimate of future interest rate declines. In addition, Aames Financial maintains an allowance account, recorded as a contra account to loans held for sale, related to loans that are severely delinquent, have collateral deficiencies or have other attributes that reduce their sale potential. The allowance for losses is established through a provision which is reflected as a reduction of the gain on sold loans at the time of sale.

Hedging

Hedging is a critical aspect of Aames Financial’s business because the value of its loans is sensitive to the fluctuation of interest rates between the time loans are funded and the time they are securitized or sold. From time to time, Aames Financial uses various financial instruments to hedge its exposure to changes in interest rates. The financial instruments typically include mandatory delivery forward sale contracts of mortgage-backed securities (MBS), mandatory and best efforts whole loan sales agreements, and treasury note forward sales contracts. These financial instruments are intended to mitigate the interest rate risk inherent in funding mortgage loans and holding those loans until securitization or sale. Aames Financial does not engage in speculative or other derivative trading activities.

Accounting for Securitizations

Aames Financial retained the residual interests created in all of the $7.0 billion of securitizations which closed prior to and during the year ended June 30, 2000. Aames Financial did not retain residual interests created in any of its securitizations since July 1, 2000. During the three months ended September 30, 2004, Aames Financial did not dispose of any of its loans through a securitization.

Aames Financial sells its loans in whole loan sale transactions on a cash basis. In whole loan sale transactions, the buyer acquires all future rights, including mortgage servicing rights, to the loans, without recourse to Aames Financial except for standard representations and warranties, including a requirement that borrowers make their first payment subsequent to the transfer of servicing. Gains and losses on whole loan sales are recognized when Aames Financial surrenders control over the loans, generally on the settlement date, based upon the difference between the proceeds received and the net carrying amount of the loans.

Aames Financial’s loan disposition strategy relies on a combination of securitization transactions and whole loan sales. The following discusses certain accounting considerations which arise only in the context of securitization transactions.

In a securitization, Aames Financial conveys loans that it has originated, and formerly purchased, to a special purpose entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the portion sold and any retained interests (residual interests) based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for credit losses. Each agreement that Aames Financial has entered into in connection with its securitizations requires the overcollateralization of the trust that may initially be funded by cash deposited by Aames Financial. The amount and timing of the cash flows expected to be released from the securitization trusts considers the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

Aames Financial determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include: (i) future rate of prepayment; (ii) credit losses; and (iii) discount rate used to calculate present value. The future cash flows represent management’s best estimate. Management monitors the performance of the loans, and any changes in the estimates are reflected in earnings. There can be no assurance of the accuracy of management’s estimates.

Aames Financial’s retained residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, Aames Financial reviews the fair value of its retained residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. Additionally, on a quarterly basis, Aames Financial evaluates the effects, if any, that increasing or decreasing interest rates might have on its retained residual interests. Aames Financial may adjust the value of its retained residual interests or take a charge to earnings related to its retained residual interests, as appropriate, to reflect a valuation or write-down of its residual interests based upon the actual performance of Aames Financial’s retained residual interests as compared to Aames Financial’s key assumptions and estimates used to determine fair value. Although management believes that the assumptions used to estimate the fair values of its retained residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

Rate of Prepayment.    The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management’s expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate), the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios, the credit grades of the loans included in the securitization and other industry data. The rate of prepayment may be affected by a variety of economic and other factors including, but not limited to, a declining mortgage interest rate environment.

Credit Losses.    In determining the estimate for credit losses on loans securitized, Aames Financial uses assumptions that it believes are reasonable based on information from its prior securitizations, the loan-to-value ratios and credit grades of the loans included in the securitizations, loss and delinquency information by origination channel, and information available from other market participants such as investment bankers, credit providers and credit rating agencies. On a quarterly basis, Aames Financial re-evaluates its credit loss estimates.

Discount Rate.    In order to determine the fair value of the cash flow from the residual interests, Aames Financial discounts the cash flows based upon rates prevalent in the market.

The following table summarizes certain information about the securitization trusts in which Aames Financial had retained a residual interest at September 30, 2004 and June 30, 2004 (dollars in thousands):

	September 30, 2004	June 30, 2004
Number of securitization trusts	7	7
Aggregate principal balances of securitized loans at the time of the securitizations	$3,304,181	$3,304,181
Outstanding principal balances of securitized loans	$252,885	$283,193
Outstanding principal balances of pass-through certificates or bonds of the securitization trusts	$199,040	$227,232
Weighted average coupon rates of:
Securitized loans	10.29%	10.13%
Pass-through certificates or bonds	5.39%	5.65%

Certain historical data and key assumptions and estimates used by Aames Financial in its September 30, 2004 and June 30, 2004 review of the residual interests retained by Aames Financial were as follows:

September 30, 2004	June 30, 2004
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans
Fixed rate loans	39.4%	36.1%
Adjustable rate loans	32.0%	35.6%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	31.1% to 37.1%	34.1% to 51.0%
Adjustable rate loans	31.3% to 42.4%	28.8% to 46.6%
Estimated weighted average life of securitized loans	2.4 years	2.2 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	5.4%	5.4%
Future estimated credit losses, as a percentage of original principal balances of securitized loans	0.5%	0.5%
Total actual and estimated prospective credit losses, as a percentage of original principal balance of securitized loans	5.9%	5.9%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$196,12	6	$176,42	4
Weighted average discount rate	13.7%	13.7%

To estimate the effects of changes in interest rates on the coupon rates of the adjustable rate mortgage loans, Aames Financial considers current underlying indices, periodic interest rate caps, lifetime interest rate caps and contractual interest rate floors. In determining the interest rates for the floating rate pass-through certificates in the securitization trusts, Aames Financial uses each certificate’s specific spread over the one-month LIBOR.

The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans in each securitization trust in which Aames Financial had a retained residual interest, ranged from 3.7% to 6.4% at September 30, 2004 and 4.2% to 6.0% at June 30, 2004. Actual and estimated credit losses vary between securitization trusts due to differing credit quality, i.e., credit grade, production channel and other factors considered by Aames Financial when evaluating credit loss estimates.

Aames Financial has previously disclosed that if actual credit losses and actual prepayment trends exceeded Aames Financial’s credit loss and prepayment rate assumptions, it would be required to adjust earnings to reflect changes in its credit loss and prepayment assumptions. In its regular quarterly review of its residual interests during the three months ended September 30, 2004, Aames Financial considered the historical performance of its securitized pools, the recent prepayment experience of loans in those pools, the credit loss performance of loans in previously securitized pools, other industry data and economic factors prevailing in the U.S. economy. During the three months ended September 30, 2004 and 2003, no adjustment to Aames Financial’s assumptions (rate of prepayment, credit loss and discount rate) was deemed warranted.

Additionally, as master servicer of the mortgage loans in the securitization trusts, Aames Financial has the right to call the securitization trusts when the remaining balance of the mortgage loans sold in the securitization trusts falls below 10.0% of the original mortgage loan balance. In August 2003 and November 2003, Aames Financial called a total of ten securitization trusts. Moreover, Aames Financial expects six of the remaining seven securitization trusts, which had a mortgage loan balance at September 30, 2004 of $185.7 million, to be callable in calendar year 2004. Aames Financial might be required to write down the value of the residual interests relating to the called securitization trusts.

Aames Financial closely monitors its residual interests. Should the actual rate of prepayment and credit loss performance of loans in its securitized pools vary adversely in relation to the estimates and assumptions used by Aames Financial to estimate the fair value, Aames Financial will adjust the fair value of the retained residual interests through a charge to earnings.

Mortgage Servicing Rights.    During the three months ended September 30, 2004 and 2003, all of Aames Financial’s loan dispositions were on a servicing released basis; therefore, Aames Financial did not capitalize mortgage servicing rights (“MSRs”). Prior to June 30, 2000, Aames Financial capitalized MSRs based on an allocation of the carrying amount of the loans securitized on a servicing retained basis. However, such MSRs were fully amortized at September 30, 2004.

Accounting for Income Taxes.    Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. Aames Financial uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Aames Financial’s financing statements or tax returns. In estimating future tax consequences, Aames Financial generally considers all expected future events other than the enactment of changes in the tax law or rates.

Deferred income tax assets and liabilities are recognized to reflect the future tax consequences of net operating loss carry forwards and differences between the tax basis and financial reporting basis of assets and liabilities. Aames Financial has recognized that it is more likely than not that certain future tax benefits, primarily net operating loss carry forwards, will be realized as a result of current and future income. Accordingly, during the three months ended September 30, 2004, Aames Financial decreased its deferred tax valuation allowance to recognize higher than previously anticipated net deferred tax assets.

Business

Mortgage Loan Production.    Aames Financial originates mortgage loans through its retail and wholesale production channels. Aames Financial’s retail channel produces loans through its retail branch network and by sourcing customers obtained through affiliations with sites on the Internet. Aames Financial’s wholesale channel produces loans through account executives working throughout the United States, including purchasing a limited amount of closed loans from mortgage brokers on a continuous or “flow” basis, and by sourcing loans through telemarketing and the Internet. Aames Financial generally underwrites the loans it originates to its underwriting guidelines and, to a lesser extent, to the underwriting guidelines of its investors in the secondary markets, and appraises the collateral on every loan it originates. The underwriting of a mortgage loan to be originated by Aames Financial generally includes a review of the completed loan package, including the loan application, a current appraisal, a preliminary title report and a credit report.

The following table presents certain information about Aames Financial’s mortgage loan production at or during the periods presented:

	Three Months Ended
	September 30,		June 30, 2004
	2004	2003
Retail loan production:
Total dollar amount (in thousands)	$615,082	$576,814	$645,291
Number of loans	4,893	4,407	5,087
Average loan amount	$125,706	$130,886	$126,851
Average initial LTV	76.46%	75.03%	76.92%
Weighted average interest rate(1)	7.58%	7.07%	7.30%
Number of retail branch offices at period end	98	93	99
Wholesale loan production(2):
Total dollar amount (in thousands)	$1,262,930	$920,595	$1,320,578
Number of loans	8,722	6,534	8,947
Average loan amount	$144,798	$140,893	$147,600
Average initial LTV	81.17%	81.14%	81.62%
Weighted average interest rate(1)	7.57%	7.72%	7.30%
Number of regional wholesale operations centers at period end	5	4	5
Total loan production:
Total dollar amount (in thousands)	$1,878,012	$1,497,409	$1,965,869
Number of loans	13,615	10,941	14,034
Average loan amount	$137,937	$136,862	$140,079
Average initial LTV	79.62%	78.78%	80.08%
Weighted average interest rate(1)	7.57%	7.47%	7.30%

(1)	Calculated with respect to the interest rate at the time the mortgage loan was originated or purchased by Aames Financial.
(2)	Aames Financial did not purchase closed loans on a flow basis from correspondents during the three months ended September 30, 2004 and June 30, 2004. During the three months ended September 30, 2003, purchases of closed loans on a flow basis from correspondents were $3.9 million.

The following table summarizes certain information about Aames Financial’s mortgage loan production during the periods presented (in thousands):

	Three Months Ended
	Sept. 30, 2004	Percentage of Total	Sept. 30, 2003	Percentage of Total	June 30, 2004	Percentage of Total
Purpose:
Cash-out refinance	$1,085,506	57.8%	$905,386	60.5%	$1,162,572	59.1%
Purchase money	717,421	38.2	443,115	29.6	717,387	36.5
Rate/term refinance	75,085	4.0	148,908	9.9	85,910	4.4

	$1,878,012	100.0%	$1,497,409	100.0%	$1,965,869	100.0%

Property type:
Single family residence	$1,645,745	87.6%	$1,329,696	88.8%	$1,711,935	87.1%
Multi-family residence…	122,449	6.5	89,451	6.0	137,444	7.0
Condominiums	109,738	5.9	78,153	5.2	116,490	5.9
All other	80	NM	109	NM	—	—

	$1,878,012	100.0%	$1,497,409	100.0%	$1,965,869	100.0%

NM = Not Meaningful

The following table shows Aames Financial’s loan originations by geographic region during the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2004		September 30, 2003		June 30, 2004
State of Mortgage Property	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total
California	$585,136	31.2%	$538,701	36.0%	$667,690	34.0%
Florida	364,978	19.4	215,038	14.4	369,802	18.8
New York	130,896	7.0	109,172	7.3	142,981	7.3
Texas	132,928	7.0	111,256	7.4	123,530	6.3
Other Western States (AZ, CO, HI, ID, MT, NV, NM, OR, UT, WA, WY)	174,704	9.3	152,511	10.1	196,614	10.0
Midwestern States (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	166,340	8.9	136,079	9.1	163,293	8.3
Other Northeastern States (CT, DE, ME, MD, MA, NH, NJ, PA, RI)	194,429	10.4	137,517	9.2	187,215	9.5
Other Southeastern States (AR, GA, KY, LA, MS, NC, OK, SC, TN, VA, WV)	128,601	6.8	97,135	6.5	114,744	5.8

Total	$1,878,012	100.0%	$1,497,409	100.0%	$1,965,869	100.0%

Underwriting Guidelines.    A critical function of Aames Financial’s underwriting process is to identify the level of credit risk associated with each applicant for a mortgage loan. Aames Financial has established six principal classifications, with respect to the credit profile of potential borrowers, and has assigned a rating to each loan based upon these classifications. Aames Financial assigns credit grades by analyzing mortgage payment history, consumer credit history, credit score, bankruptcy history and debt-to-income ratio. If an individual loan application does not meet Aames Financial’s formal written underwriting guidelines, Aames Financial’s underwriters can make underwriting exceptions up to certain limits within its formal exception policies and approval authorities. Aames Financial may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending upon the economic conditions of a particular geographic market.

Aames Financial’s current underwriting guidelines became effective October 1, 2003. The following table sets forth Aames Financial’s loan production under the guidelines during the three months ended September 30, 2004 (dollars in thousands):

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
A+	$1,375,833	73%	624	7.4%	81%
A	221,722	12	588	7.5	79
A-	95,002	5	560	8.0	77
B	113,806	6	562	8.2	76
C	56,948	3	549	8.8	70
C-	14,701	1	542	9.9	64

Total	$1,878,012	100.0%	610	7.6%	80%

(1)	Calculated with respect to the interest rate at the time the mortgage loan was originated or purchased.

Because Aames Financial’s underwriting guidelines prior to October 1, 2003 were different from the guidelines currently in place, information concerning loan production for the September 30, 2003 period by credit grade would not be meaningful.

The following table sets forth Aames Financial’s loan production under the guidelines during the three months ended June 30, 2004 (dollars in thousands):

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
A+	$1,469,216	75%	626	7.2%	81%
A	229,521	12	589	7.3	80
A-	94,509	5	562	7.7	77
B	114,602	6	558	8.0	76
C	48,288	2	551	8.8	71
C-	9,733	NM	542	9.8	69

Total	$1,965,869	100.0%	612	7.3%	80%

(1)	Calculated with respect to the interest rate at the time the mortgage loan was originated or purchased.

NM = Not Meaningful

The following table presents certain information about Aames Financial’s loan production by credit score range during the three months ended September 30, 2004 (unaudited and dollars in thousands):

Credit Score Range	Current Loan Balance	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
540 and below	$237,654	13%	8.5%	74%
541-580	352,408	19	7.9	80
581-620	454,476	24	7.4	80
621-660	497,351	26	7.4	81
661-700	224,586	12	7.2	81
Above 700	110,204	6	7.1	79
Not available	1,333	NM	8.3	78

	$1,878,012	100.0%	7.6%	80%

(1)	Calculated with respect to the interest rate at the time the mortgage loan was originated or purchased.

NM = Not Meaningful

The following table presents certain information about Aames Financial’s loan production by credit score range during the three months ended June 30, 2004 (dollars in thousands):

Credit Score Range	Current Loan Balance	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
540 and below	$239,416	12%	8.2%	76%
541-580	372,192	19	7.6	81
581-620	474,928	24	7.2	81
621-660	491,732	25	7.1	81
661-700	246,475	13	6.9	81
Above 700	137,107	7	6.7	79
Not available	4,019	NM	7.4	82

	$1,965,869	100.0%	7.3%	80%

(1)	Calculated with respect to the interest rate at the time the mortgage loan was originated or purchased.

NM = Not Meaningful

Total Loan Production.    Total loan production during the three months ended September 30, 2004 decreased $87.9 million, or 4.5%, to $1.9 billion from the $2.0 billion reported during the three months ended June 30, 2004, but increased $380.6 million, or 25.4%, over the $1.5 billion of total loan production reported during the three months ended September 30, 2003. The decrease in total loan production during the three months ended September 30, 2004 from total loan production during the three months ended June 30, 2004 was due primarily to the increase in interest rates charged by Aames Financial in response to a generally increasing mortgage interest rate environment during the September 2004 quarter compared to the generally lower mortgage interest rate environment during the three months ended June 30, 2004. Aames Financial’s total loan production volumes increased during the three months ended September 30, 2004 over production volumes during the three months ended September 30, 2003 due to a combination of continued strong demand for subprime products despite a generally increasing mortgage interest rate environment prevailing in the marketplace, and improved geographic diversification in the wholesale and retail channels.

Retail Production.    Aames Financial’s total retail production was $615.1 million during the three months ended September 30, 2004, a decrease of $30.2 million, or 4.7%, from $645.3 million of total retail production during the three months ended June 30, 2004, and an increase of $38.3 million, or 6.6%, over $576.8 million of total retail production during the three months ended September 30, 2003.

Wholesale Production.    Aames Financial’s total wholesale production decreased $57.6 million, or 4.4%, to $1.3 billion during the three months ended September 30, 2004 from $1.3 billion of total wholesale production during the three months ended June 30, 2004, and increased $342.3 million, or 37.2%, over the $920.6 million of total wholesale production during the three months ended September 30, 2003.

Through its “Broker Direct” program, Aames Financial makes outbound telemarketing calls to brokers that have been inactive for the past 90 days and brokers who are not currently doing business with Aames Financial or are outside the geographic areas served by the loan officers. Aames Financial also obtains leads through its internet web site “Aamesdirect.com”. Aames Financial expects “Broker Direct” to continue to generate an increasing dollar amount and percentage of wholesale loan production in the coming quarters as general market acceptance by brokers of broker telemarketing and Internet use grows and Aames Financial continues to enhance its “Broker Direct” capabilities.

The following table sets forth the number of retail branch offices and broker operations centers operated by Aames Financial at September 30, 2004 and 2003:

	September 30,
	2004	2003
Retail branch offices	98	93
Regional wholesale operations centers	5	4

Loan Securitizations and Sales.    Aames Investment uses its equity capital and funds borrowed under revolving warehouse and repurchase facilities to finance its mortgage loan originations, and intends to use on-balance sheet securitizations to finance its REIT portfolio of mortgage loans. Subsequent to the reorganization, in November 2004, Aames Investment purchased $826.0 million in mortgage loans from Aames Financial. Aames Investment intends to hold these loans on its balance sheet, financing them through an on-balance sheet securitization transaction during the current quarter that will be structured as a financing for both tax and financial accounting purposes. Aames Investment does not expect to generate a gain or loss on sale from this securitization, and, following the securitization, the loans will remain classified on its consolidated balance sheet as assets, with the securitization debt classified as a liability. Aames Investment expects that it will generate taxable earnings from the loans that it securitizes and/or retains in its REIT portfolio primarily through:

•	Net interest income, which is the difference between the:

Interest income received from the mortgage loans; and

Interest paid to the holders of the mortgage-backed securities issued in securitizations;

net of:

•	Losses due to defaults and delinquencies on the loans; and

•	Servicing fees and expenses.

As a fundamental part of its business and financing strategy, Aames Financial sells the portion of its mortgage loan production not sold to Aames Investment to third party investors in the secondary markets as market conditions allow. Aames Financial generally seeks to dispose of substantially all of its loan production within 90 days. Aames Financial applies the net proceeds of the loan dispositions, whether through securitizations or whole loan sales, to pay down its warehouse and repurchase facilities in order to make available capacity under these facilities for future funding of mortgage loans. Aames Financial maximizes opportunities in its third party loan disposition transactions by selling its loan production through a combination of securitizations and whole loan sales, depending on market conditions, relative profitability and cash flows. Aames Financial generally realizes higher gain on sale on securitization than it does on whole loan sales for cash. The higher gain on sale in securitization transactions is attributable to the excess servicing spread associated with retaining a residual interest in the securitization, net of transactional costs. In a securitization, the underlying pass-through certificates or bonds are generally overcollateralized by Aames Financial depositing mortgage loans with a principal balance exceeding the principal balance of the pass-through certificates or bonds. The upfront overcollateralization required in securitizations is generally cash flow negative to Aames Financial in the early years of the securitization. In whole loan sales with servicing released, the gain on sale is generally lower than gains realized in securitizations, but Aames Financial receives the gain in the form of cash.

The following table sets forth certain information regarding Aames Financial’s loan dispositions during the periods presented (in thousands):

	Three Months Ended
	September 30,		June 30, 2004
	2004	2003
Whole loan sales	$1,964,934	$1,186,157	$1,769,638
Loans pooled and sold in securitizations…	—	—	—

Total loan dispositions	$1,964,934	$1,186,157	$1,769,638

During the three months ended September 30, 2004, total mortgage loan dispositions increased $195.3 million, or 11.0%, to $2.0 billion over the $1.8 billion of total loan dispositions reported during the three months ended June 30, 2004, and increased $778.8 million, or 65.7%, over the $1.2 billion of total loan dispositions during the three months ended September 30, 2003. All of Aames Financial’s $2.0 billion of loan dispositions during the three months ended September 30, 2004 were in the form of whole loan sales for cash with servicing released. Aames Financial’s sole reliance on whole loan sales as its loan disposition strategy during the three months ended September 30, 2004 was due to attractive pricing conditions prevailing in the whole loan sale markets. Changes in the secondary mortgage markets, the current interest rate environment and the current economic climate could affect the mix in the composition of Aames Financial’s strategy of selling loans in the form of securitizations or whole loan sales.

In prior quarters, when Aames Financial disposed of loans in securitization transactions, each agreement that Aames Financial entered into in connection with such securitizations required either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by Aames Financial. If delinquencies or losses exceed certain established limits, as applicable, certain additional credit-enhancement aspects of the trust are triggered. In a securitization credit-enhanced by a monoline insurance policy, any further losses experienced in excess of the established overcollateralization amount by holders of the senior interests in the related trust will be paid by the insurer under such policy. To date, there have been no claims on any monoline insurance policy obtained in any of Aames Financial’s securitizations. In a senior/subordinated structure, losses in excess of the overcollateralization amount generally are allocated first to the holders of the subordinated interests and then to the holders of the senior interests of the trust.

Loan Servicing.    Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. In order to enhance the performance of its retained portfolio, Aames Financial intends to grow its servicing operation with Aames Investment’s portfolio which will lower Aames Financial’s per loan servicing costs through economies of scale. Aames Financial has retained the servicing rights to Aames Investment’s $826.0 million portfolio of mortgage loans purchased from Aames Financial in November 2004.

As a means to maximize cash flow from securitizations, Aames Financial has, since January 2000, been selling the servicing rights in securitizations for cash. Moreover, Aames Financial does not retain servicing on loans it sells in whole loan sale markets.

Aames Financial’s servicing portfolio consists mainly of loans serviced on an interim basis, consisting of loans held for sale and loans subserviced for others on an interim basis and, to a lesser extent, mortgage loans securitized prior to January 1, 2000 for which Aames Financial retained servicing.

The following table sets forth certain information regarding Aames Financial’s servicing portfolio at September 30, 2004 and 2003 and June 30, 2004 (dollars in millions):

	September 30,		June 30, 2004
	2004	2003
Servicing portfolio of mortgage loans:
Serviced on an interim basis	$2,608.2	$1,641.0	$1,897.5
Subserviced for others on a long-term basis	144.2	—	160.3
In securitization trusts	204.3	622.0	229.3

Serviced in-house	2,956.7	2,263.0	2,287.1
In securitization trusts subserviced by others	48.6	79.0	53.9

Total servicing portfolio	$3,005.3	$2,342.0	$2,341.0

Percentage serviced in-house	98.4%	96.6%	97.7%

Aames Financial’s total servicing portfolio at September 30, 2004 increased $664.3 million, or 28.4%, to $3.0 billion over $2.3 billion at June 30, 2004, reflecting a $710.7 million increase in loans serviced on an interim basis. This was partially offset by a $16.1 million decrease in loans subserviced for others on a long-term basis and a $25.0 million decline in mortgage loans serviced in securitization trusts due to Aames Financial’s call of certain securitization trusts and, to a lesser extent, loan servicing portfolio runoff, in the form of principal amortization, prepayments and liquidations. Aames Financial’s portfolio of mortgage loans serviced on an interim basis increased $710.7 million to $2.6 billion at September 30, 2004 over $1.9 billion at June 30, 2004, and increased $967.2 million over the $1.6 billion of mortgage loans serviced on an interim basis at September 30, 2003. The increase at September 30, 2004 was primarily attributable to Aames Financial holding a higher level of mortgage loans in anticipation of potentially converting to a mortgage real estate investment trust, and to increased interim servicing for loan buyers who had not transferred the loans to new servicers.

Aames Financial’s portfolio of mortgage loans in securitization trusts serviced in-house, declined by $25.0 million, or 10.9%, to $204.3 million at September 30, 2004 from $229.3 million at June 30, 2004 primarily due to portfolio run-off. Aames Financial’s $204.3 million portfolio of mortgage loans in securitization trusts serviced in-house declined by $417.7 million, or 67.2%, from $622.0 million at September 30, 2003 due primarily to Aames Financial’s call of 6 securitization trusts which caused the portfolio of mortgage loans in securitization trusts serviced in-house to decline by $274.8 million, and to a lesser extent, portfolio run-off.

Aames Financial’s $144.2 million portfolio of mortgage loans subserviced for others on a long-term basis declined by $16.1 million, or 10.0%, from $160.3 million at June 30, 2004 due to portfolio run-off. Loans subserviced for others on a long-term basis resulted from the sale by Aames Financial of loans from older securitization trusts called during the quarter ended December 31, 2003 for which Aames Financial agreed to continue service on a long-term basis.

Of Aames Financial’s seven securitization trusts, five are currently callable and one additional securitization trust is expected to be callable in calendar year 2004. At September 30, 2004, the mortgage loan balances in these six securitization trusts was $185.7 million.

The following table sets forth delinquency, foreclosure, and loss information of Aames Financial’s servicing portfolio at or during the periods indicated (dollars in thousands):

	At or during the
	Three Months Ended September 30,		Year Ended June 30,
	2004	2003	2004	2003	2002
Percentage of dollar amount of delinquent loans to loans serviced (period end)(1)(2):
One month	0.4%	0.5%	0.3%	0.7%	0.7%
Two months	0.2	0.3	0.2	0.3	0.5
Three or more months:
Not foreclosed(3)	1.8	4.8	2.4	7.2	7.4
Foreclosed(4)	0.2	0.5	0.3	0.8	1.0

Total	2.6%	6.1%	3.2%	9.0%	9.6%

Percentage of total dollar amount of delinquent loans in:
Loans serviced on an interim basis	0.5%	0.9%	0.6%	1.3%	1.5%
Loans subserviced for others	4.3%	—	2.7%	—	—
Loans in securitization trusts serviced in-house and by others	22.5	18.2	20.7	17.4	15.7
Percentage of dollar amount of loans foreclosed during the period to Servicing portfolio(2)(6)	0.3	0.2	0.5	1.3	2.2
Number of loans foreclosed during the period	145	62	180	417	780
Principal amount of foreclosed loans during the period	$8,729	$4,453	$11,667	$27,703	$56,419
Number of loans liquidated during the period	84	146	503	1,033	1,624
Net losses on liquidations during the period(5)	$3,554	$5,183	$18,371	$35,669	$67,444
Percentage of annualized losses to servicing portfolio(2)(6)	0.1%	1.0%	0.8%	1.6%	2.6%
Servicing portfolio at period end	$3,005,000	$2,342,000	$2,341,000	$1,740,000	$2,308,000

(1)	Delinquent loans are loans for which more than one payment is due.
(2)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by Aames Financial, and any subservicers as of the end of the periods indicated, including loans serviced on an interim basis and subserviced for others.
(3)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.
(4)	Represents properties acquired following a foreclosure sale and still serviced by Aames Financial at period end.
(5)	Represents losses, net of gains, on properties sold through foreclosed or other default management activities during the period indicated.
(6)	The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by Aames Financial and any subservicers during the related periods indicated.

Aames Financial has historically experienced delinquency rates that are higher than those prevailing in this industry due to the inclusion of lower credit grade mortgage loans in its historical securitization trusts. Delinquent loans (by principal balance) at September 30, 2004 were $76.8 million compared to $74.9 million at June 30, 2004 and $141.7 million at September 30, 2003. Total delinquent loans in Aames Financial’s portfolio of securitization trusts (serviced in-house and by others) were $56.9 million and $58.7 million at September 30, 2004 and June 30, 2004, respectively, and were $127.8 million at September 30, 2003. Total delinquent loans in Aames Financial’s portfolio of loans serviced on an interim basis were $19.9 million and $16.3 million at September 30, 2004 and June 30, 2004, respectively, and were $13.9 million at September 30, 2003. Total delinquent loans in Aames Financial’s portfolio of loans subserviced for others were $6.2 million at September 30, 2004 and June 30, 2004. Aames Financial did not service for others at September 30, 2003.

The delinquency rate at September 30, 2004 was 2.6% compared to 3.2% at June 30, 2004 and 6.1% at September 30, 2003. The delinquency rate at September 30, 2004 declined from the delinquency rate at June 30, 2004 due to the fact that loans in Aames Financial’s portfolio of mortgage loans in securitization trusts, which contains the majority of delinquent loans, became a smaller part of its total servicing portfolio, primarily as a consequence of calls of securitization trusts in August 2003 and November 2003. A decline in delinquencies of loans in securitization trusts generally reduces Aames Financial’s servicing advance obligations. Aames Financial expects the delinquency rate to continue to decline as its historical portfolio of mortgage loans in securitization trusts (and the number of delinquent loans in such trusts) continues to decline and become a smaller component of its total servicing portfolio.

During the three months ended September 30, 2004, losses on loan liquidations decreased to $3.6 million from $5.2 million during the comparable three month period a year ago primarily due to the decrease in the number of loans liquidated. Substantially all of the foreclosures and liquidations handled by Aames Financial occur in connection with its portfolio of mortgage loans in securitization trusts. Aames Financial expects net losses on loan liquidations to continue to decline as its historical portfolio of mortgage loans in securitization trusts (and the number of foreclosed loans in such trusts) continues to decline.

Because foreclosures and credit losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and credit losses as a percentage of the current portfolio can understate the risk of future delinquencies, foreclosures or credit losses.

In the case of securitizations credit-enhanced by monoline insurance, the agreements also typically provide that Aames Financial may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including Aames Financial’s failure to perform its obligations under the servicing agreement, the rate of over 90-day delinquent loans (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and events of bankruptcy or insolvency. Pursuant to agreements relating to Aames Financial’s two 1999 securitization trusts, the monoline insurer requires it to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in those securitization trusts. Previously, Aames Financial did not satisfy the net worth test and, as a result, the monoline insurer could have terminated it as servicer with respect to those securitization trusts. The monoline insurer waived Aames Financial’s failure to satisfy the net worth test and none of its servicing rights were terminated. At September 30, 2004, Aames Financial met the specified net worth and liquidity tests.

The table below illustrates certain information regarding those securitization trusts that have exceeded delinquency and loss triggers at September 30, 2004, September 30, 2003 and June 30, 2004 (dollars in thousands):

	September 30, 2004	September 30, 2003	June 30, 2004
Securitization trusts:
Number	7	7	7
Total dollar amount of mortgage loans serviced in securitization trusts (in-house and subserviced)	$252,885	$410,422	$283,193
Securitization trusts where Aames Financial may be terminated as servicer:
Number	7	7	7
Dollar amount of mortgage loans serviced In securitization trusts (in-house and Subserviced)	$252,885	$410,422	$283,193
Percentage of total dollar amount of Mortgage loans serviced in securitization trusts (in-house and subserviced)	100.0%	100.0%	100.0%

The following table illustrates the mix of credit grades in the Company’s servicing portfolio as of September 30, 2004 (dollars in millions):

Credit Grade	Dollar Amount of Loans	% of	Weighted Average Combined Initial Loan-to-Value	Weighted Average Interest Rate
A	$2,297.1	76%	81%	7.6%
A-	277.6	9	76	8.9
B	260.0	9	74	9.0
C	111.3	4	69	9.5
C-	30.1	1	64	10.7
D	28.2	1	61	12.9
Other(1)	1.0	NM	59	10.9

Total	$3,005.3	100%	79%	8.0%

(1)	Consists of older loans that were not assigned a credit grade at origination.

NM = Not meaningful.

Results of Operations—Three Months Ended September 30, 2004 and 2003

The following table sets forth information regarding the components of Aames Financial’s revenue and expenses for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,
	2004	2003
Interest income	$24,209	$15,279
Interest expense	10,098	5,943

Net interest income	14,111	9,336

Other income:
Gain on sale of loans	49,457	37,520
Loan servicing	2,251	2,000

Total other income	51,708	39,520

Net interest income and other income	65,819	48,856
Operating expenses:
Personnel	22,596	19,588
Production	8,560	7,427
General and administrative	11,519	11,371

Total operating expenses	42,675	38,386

Income (loss) before income taxes	23,144	10,470
Provision (benefit) for income taxes	(5,273)	(18,193)

Net income (loss)	$28,417	$28,663

Interest Income and Interest Expense

Interest income.    Interest income includes interest on loans held for sale, discount accretion income recognized on Aames Financial’s residual interests and, to a lesser extent, interest on short-term overnight investments. Interest income was $24.2 million and $15.3 million during the three months ended September 30, 2004 and 2003, respectively. The $8.9 million, or 58.5%, increase in interest income during the three months ended September 30, 2004 over the three months ended September 30, 2003 was primarily due to an $11.1 million increase in interest income earned on loans held for sale resulting from higher average outstanding balances of loans held for sale coupled with higher weighted average coupon rates during the three months ended September 30, 2004 as compared to such balances and rates during the three months ended September 30, 2003. This was partially offset by a $2.2 million decline in discount accretion income during the three months ended September 30, 2004 from discount accretion during the three months ended September 30, 2003.

Interest expense.    Interest expense increased $4.2 million, or 69.9%, to $10.1 million during the three months ended September 30, 2004 from $5.9 million during the three months ended September 30, 2003. The increase in interest expense reported during the three months ended September 30, 2004 from levels reported during the three months ended September 30, 2003 resulted primarily from higher average borrowings under Aames Financial’s revolving warehouse and repurchase facilities used to fund the origination of mortgage loans prior to their disposition, and to a lesser extent, higher interest rates associated with the facilities during the three months ended September 30, 2004 when compared to such rates and average borrowings during the comparable three month period in 2003. Partially offsetting the increase in interest expense was the decline in interest expense on a lower average amount outstanding under Aames Financial’s nonrevolving financing facility (included in Borrowings) at September 30, 2004 when compared to the average amount outstanding a year ago. Aames Financial’s revolving warehouse and repurchase agreements and the Financing Facility bear interest rates that are indexed to the one-month LIBOR which, during the three months ended September 30, 2004, was higher on average than levels during the three months ended September 30, 2003. Aames Financial’s convertible subordinated debentures bear interest at 5.5% per annum.

While Aames Financial’s interest costs on its revolving warehouse and repurchase facilities trended down during the year ended June 30, 2004 from the prior year, such interest expense is expected to increase in future periods due to its continued reliance on external financing arrangements to fund mortgage loan production and expected continued upward pressure on the one-month LIBOR in coming quarters.

Interest expense also includes the amortization of capitalized financing costs for revolving committed warehouse facilities entered into by Aames Financial. Amortization of capitalized financing costs related to such facilities was $1.4 million and $1.3 million during the three months ended September 30, 2004 and 2003, respectively.

Other Income

Gain on Sale of Loans.    The components of gain on sale of loans during the three months ended September 30, 2004 and 2003 are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,
	2004	2003
Gain from whole loan sale transactions	$67,836	$45,626
Nonrefundable loan origination fees:
Origination fees received at funding	16,572	16,440
Origination fees deferred	(16,572)	—
Origination fees recognized	15,060	—

Loan origination fees	15,060	16,440

Loan origination costs	(22,917)	(18,441)
Provision for losses	(7,627)	(5,917)
Hedge gains (losses)	(2,710)	—
Miscellaneous costs	(185)	(188)

	$49,457	$37,520

Gain on sale of loans includes gain from whole loan sale transactions, recognized and deferred loan origination fees and costs, provisions for losses on loans held for sale, gains and losses on derivative financial instruments and miscellaneous costs related to loan sale activities. Gain on sale of loans is impacted by the timing of loan origination and sales as net loan origination fees and costs related to mortgage loans originated and held for sale are deferred and recognized in gain on sale of loans at the time the mortgage loans are sold. The deferral of net loan origination fees and costs was not material to Aames Financial’s consolidated financial statements at and during the three months ended September 30, 2003.

Gain on sale of loans increased $12.0 million, or 32.0%, to $49.5 million during the three months ended September 30, 2004 over $37.5 million during the comparable three-month period a year ago. The $12.0 million increase was comprised of a $22.2 million increase in gain from whole loan sale transactions that was offset partially by increases of (i) $5.9 million in loan origination costs, net of loan origination fees, (ii) $1.7 million in provisions for credit losses and (iii) $2.7 million in hedge losses.

The $22.2 million increase in gain on whole loan sales was due primarily to the $778.8 million, or 65.7%, increase in total mortgage loan sales during the three months ended September 30, 2004 over total loans sales during the comparable three month period a year ago, offset partially by lower gain on sale rates realized on whole loan sales during the three months ended September 30, 2004 compared to such rates during the comparable 2003 period. During the three months ended September 30, 2004, loan origination costs, net of loan origination fees, increased $5.9 million over amounts reported during the three months ended September 30, 2003 due to the mix in the composition of loans originated and sold during the September 30, 2004 quarter.

During the three months ended September 30, 2004, Aames Financial charged $7.6 million to gain on sale of loans for loans held for sale that are delinquent, have collateral deficiencies or have other attributes that effect their sale potential, and for contractual representation and warranty obligations for sold loans. This increase of $1.7 million over the $5.9 million provided during the three months ended September 30, 2003, was due principally to increased loan production volumes and loans held for sale during the 2004 quarter when compared to such amounts during the comparable three month period in 2003. Finally, at September 30, 2004, Aames Financial had $700.0 million notional amount of interest rate caps in place. During the three months ended September 30, 2004, Aames Financial recorded a charge to gain on sale for $2.7 million, of which $2.9 million related to realized losses recorded on closed hedge positions, partially offset by $0.2 million credited to gain on sale of loans related to the mark-to-market gain for interest rate caps in place at September 30, 2004. At and during the three months ended September 30, 2003, Aames Financial did not have hedge instruments in place.

Loan Servicing.    Loan servicing revenue consists of prepayment fees, late charges and other fees retained by Aames Financial and servicing fees earned on securitized pools, reduced by subservicing costs related to servicing advance arrangements and amortization of Aames Financial’s MSRs. See “Critical Accounting Policies.” Loan servicing revenue during the three months ended September 30, 2004 was $2.3 million as compared to $2.0 million during the three months ended September 30, 2003. The $0.3 million increase in loan servicing revenue during the three months ended September 30, 2004 from September 30, 2003 was primarily due to increases in servicing, late and prepayment fees aggregating $0.1 million, coupled with declines in MSR amortization and subservicing related expenses of $0.2 million. The increases in servicing, late and prepayment fees during the three months ended September 30, 2004 are due to the $144.2 million increase in mortgage loans subserviced on a long-term basis, a $967.2 million increase in loans serviced on an interim basis for loan buyers who have not yet transferred the loans to new servicers, partially offset by the $417.7 million, or 67.2%, decrease in mortgage loans in securitization trusts serviced in-house during the three months ended September 30, 2004 compared to such loans serviced in-house during the three months ended September 30, 2003, together with a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of prepayment fees.

Aames Financial has in place an arrangement designed to reduce its servicing advance obligations with a loan servicing company that purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($48.6 million at September 30, 2004) in principal amount of loans.

Total Operating Expenses

General.    Total operating expenses during the three months ended September 30, 2004 were $42.7 million compared to $38.4 million during the three months ended September 30, 2003. The $4.3 million increase in total operating expenses during the three months ended September 30, 2004 over the three months ended September 30, 2003 was attributable to increases of $3.0 million, $1.2 million and $0.1 million in personnel, production and general and administrative expenses, respectively.

Personnel.    Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes commissions that are generally related to Aames Financial’s loan origination volume, as retail and wholesale executives earn incentives on funded loans. Direct personnel costs incurred on mortgage loans originated but not yet sold are deferred to future periods and recognized as a charge to gain on sale at the time the mortgage loans are sold. Personnel expense during the three months ended September 30, 2004 was $22.6 million, an increase of $3.0 million, over $19.6 million during the three months ended September 30, 2003. The $3.0 million increase in personnel expense during the three months ended September 30, 2004 over the three months ended September 30, 2003 was due primarily to increases of $3.6 million in salaries due to increased staff levels, $1.7 million in commissions, bonuses and incentives, and $1.1 million in medical and other benefit costs, offset partially by a $3.3 million increase in the deferral of direct personnel related loan origination costs. The $3.6 million of increased salaries resulted from increased staffing levels during the three months ended September 30, 2004 over staffing levels during the three months ended September 30, 2003 due primarily to the increase in head count in the retail branches and wholesale operations centers, over levels during the three months ended September 30, 2003. The $1.7 million increase in commissions, bonus and incentives during the three months ended September 30, 2004 over amounts reported during the comparable period a year ago was due primarily to the increase in commission compensation earned by retail and wholesale account executives as a result of the $380.6 million, or 25.4%, increase in total loan production during the three months ended September 30, 2004 over total loan production during the three months ended September 30, 2003. Finally, the $1.1 million increase in health, medical and other benefit costs during the three months ended September 30, 2004 over the amount reported during the comparable period a year ago was attributable to increased costs for such benefits and increased staff levels. At September 30, 2004, Aames Financial employed 2,110 persons compared to 1,938 persons at September 30, 2003.

Production.    Production expense increased $1.2 million, or 15.3%, to $8.6 million during the three months ended September 30, 2004 from $7.4 million during the three months ended September 30, 2003. The increase in production expense during the three months ended September 30, 2004 over the production expense for the three months ended September 30, 2003 is primarily due to increased advertising expenses relative to the $380.6 million, or 25.4%, increase in Aames Financial’s loan production volumes during the three months ended September 30, 2004 over production volumes during the three months ended September 30, 2003.

Production expense when expressed as a percentage of total loan origination volume for the three months ended September 30, 2004 and 2003 was 0.4% and 0.5%, respectively. The decrease in the percentage during the three months ended September 30, 2004 from the percentage during the three months ended September 30, 2003 is attributable to the $380.6 million, or 25.4%, increase in total loan production during the three months ended September 30, 2004 over the loan origination volume reported for the three months ended September 30, 2003, partially offset by the 15.3% increase in production expense during the three months ended September 30, 2004 over the three months ended September 30, 2003.

General and Administrative.    General and administrative expense increased $0.1 million, or 1.3%, to $11.5 million during the three months ended September 30, 2004 from $11.4 million during the three months ended September 30, 2003. The $0.1 million increase in general and administrative expenses during the three months ended September 30, 2004 from such expenses during the three months ended September 30, 2003 was primarily due to increases of $0.4 million, $0.1 million and $0.2 million in occupancy, communication and corporate related insurance expenses, respectively, partially offset by a $0.4 million decrease in miscellaneous expenses. The increases in occupancy, communication and corporate related insurance costs are primarily due to the increase in the number of retail branches from 93 at September 30, 2003 to 98 at September 30, 2004. The $0.4 million decrease in miscellaneous expenses was primarily due to a $0.5 million decrease in the provision for estimated uncollectible servicing advances.

During the three months ended September 30, 2004 and 2003, Aames Financial made total rental payments of $2.6 million and $2.2 million, respectively, and received total sublease payments of $0.4 million and $0.4 million, respectively.

Provision (benefit) for income taxes

Aames Financial has determined that it is more likely than not that certain future tax benefits, primarily net operating loss carryforwards, will be realized as a result of current and future income. During the three months ended September 30, 2004 and 2003, Aames Financial recorded an income tax benefit of $5.3 million and $18.2 million, respectively, which reflect effective tax rates of (22.8)% and (173.8)%, respectively. Aames Financial’s $5.3 million tax benefit during the three months ended September 30, 2004 was due to the $5.4 million state benefit resulting from the decrease in the tax valuation allowance coupled with the $0.1 million state provision which related to various state tax obligations. During the three months ended September 30, 2004, Aames Financial’s tax valuation account was decreased to recognize both higher than previously anticipated net deferred tax assets and the current realization of deferred tax assets.

During the three months ended September 30, 2003, Aames Financial’s $18.2 million income tax benefit related primarily to its determination that it was more likely than not that certain future tax benefits, primarily federal net operating losses would be realized as a result of current and future income.

The investment in Aames Financial by Specialty Finance Partners during the year ended June 30, 1999 resulted in a change in control for income tax purposes, thereby limiting Aames Financial’s ability to use net operating loss carryforwards and certain other future deductions. The Aames Investment reorganization with Aames Financial and the Aames Investment offering may have resulted in an additional change in control for tax purposes. This second change in control could limit the use of the net operating losses existing at the time the offering was consummated.

Financial Condition

Loans Held for Sale.    Aames Financial’s portfolio of loans held for sale decreased to $936.1 million at September 30, 2004 from $1.0 billion at June 30, 2004 due primarily to total loan dispositions exceeding total loan originations during the three months ended September 30, 2004.

Advances and Other Receivables, Net.    Advances and other receivables are comprised of interest and servicing advances; servicing and miscellaneous fees; cash due from the securitization trusts; and accrued interest receivable and other miscellaneous receivables; and, the estimated fair value of Aames Financial’s derivative instruments. The level of servicing advances, in any given period, is dependent upon portfolio delinquencies, the level of REO and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. Aames Financial funds advances on a recurring basis not otherwise covered by financing arrangements and recovers those advances on a periodic basis.

Advances and other receivables increased $6.0 million to $29.8 million at September 30, 2004 over $23.8 million at June 30, 2004. The increase is primarily attributable to an increase of $9.2 million in accrued interest and other receivables, partially offset by decreases of $2.8 million and $0.4 million in interest and servicing advances and cash due from securitization trusts, respectively.

The $9.2 million increase in accrued interest receivable and other receivables at September 30, 2004 when compared to the balance at June 30, 2004 is due primarily to a $5.4 million increase in the fair value of interest rate caps, a $3.5 million increase in amounts due from counterparties on whole loan sales and other transactions, coupled with a $0.2 million increase in accrued interest receivable at September 30, 2004. The $2.8 million decrease in servicing and interest advances to the securitization trusts at September 30, 2004 from June 30, 2004 is comprised of $2.1 million of advances made by Aames Financial in its role of servicer of the mortgage loans in the securitization trusts, net of $4.9 million of recoveries of such advances during the three months ended September 30, 2004. The $0.4 million decline in cash due from securitization trusts at September 30, 2004 from June 30, 2004 is due primarily to declining servicing and late fees earned by Aames Financial as a consequence of the decrease in its portfolio of mortgage loans in securitization trusts during the three months ended September 30, 2004.

Aames Financial periodically evaluates its accounts receivable for realizability and charges an allowance for amounts deemed uncollectible.

Residual Interests.    Residual interests decreased to $42.0 million at September 30, 2004 from $44.1 million at June 30, 2004, reflecting $2.1 million of cash received from the securitization trusts.

Equipment and Improvements, net.    Equipment and improvements, net, increased to $8.8 million at September 30, 2004 from $8.7 million at June 30, 2004, which reflected the capitalization of new equipment and improvement acquisitions which outpaced depreciation and amortization during the three months ended September 30, 2004.

Prepaid and Other Assets.    Prepaid and other assets decreased $1.5 million to $16.2 million at September 30, 2004 from $17.7 million at June 30, 2004. The decrease was attributable primarily to a $1.5 million decrease in the balance of defunded loans receivable coupled with a $1.0 million decrease in prepaid insurance. Defunded loans occurs when, for a variety of reasons, either Aames Financial or the borrower rescind on a loan funding transaction after funds have been wired to a closing agent, generally a title company. Generally, the funds are returned to Aames Financial by the title company shortly after rescission. These decreases were partially offset by a $1.0 million increase in capitalized costs incurred in connection with Aames Financial’s conversion to a real estate investment trust. Under U.S. generally accepted accounting principles, such costs are capitalized and offset against gross proceeds raised when the initial public offering is completed.

Borrowings.    Borrowings, which totaled $75.0 million at September 30, 2004, were comprised of $64.4 million outstanding under Aames Financial’s 2006 Debentures and $10.6 million outstanding under the Financing Facility. In comparison, amounts outstanding under the 2006 Debentures and the Financing Facility were $64.4 million and $13.9 million, respectively, or a total of $78.3 million, at June 30, 2004. The $3.3 million decline in borrowings at September 30, 2004 from June 30, 2004, represents Aames Financial’s payments on the Financing Facility during the three months ended September 30, 2004.

Revolving Warehouse Facilities.    Amounts outstanding under revolving warehouse and repurchase facilities decreased to $785.1 million at September 30, 2004 from $886.4 million at June 30, 2004 as the result of the decrease in loans held for sale due to loan dispositions during the three months ended September 30, 2004 exceeding Aames Financial’s loan originations during the period. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under Aames Financial’s revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

Income Taxes.    At September 30, 2004 and June 30, 2004, Aames Financial had $2.2 million and $1.8 million of income taxes currently payable, respectively. Aames Financial’s net deferred tax assets decreased by $1.5 million to $104.5 million at September 30, 2004 from $106.0 million at June 30, 2004 due to the change in the tax effects of temporary differences relating to state taxes. Aames Financial’s tax valuation allowance decreased $7.5 million to $76.7 million at September 30, 2004 from $84.2 million at June 30, 2004. The decrease in the tax valuation allowance resulted from the utilization of deferred tax assets during the three months ended September 30, 2004, and a reduction in the tax valuation allowance to reflect the amount of deferred tax assets more likely than not to be realized in future periods.

Liquidity and Capital Resources

Aames Investment’s operations and the operations of Aames Financial, Aames Investment’s taxable REIT subsidiary, will require continued access to short-term and long-term sources of cash.

Our primary sources of liquidity are expected to be:

•	the proceeds from the initial public offering;

•	Fundings under revolving warehouse and repurchase facilities;

•	the proceeds from securitization and sale of mortgage loans and related servicing rights;

•	the issuance of debt and equity securities; and

•	the proceeds from monetization of the overcollateralization in Aames Financial’s portfolio of mortgage loans in securitization trusts.

Aames Investment’s and Aames Financial’s primary operating cash requirements include:

•	the funding of mortgage loan originations and purchases prior to their securitization and sale;

•	fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans;

•	Ongoing administrative, operating, and tax expenses;

•	Interest and principal payments and liquidity requirements under our revolving warehouse and repurchase facilities, and other existing indebtedness;

•	Advances in connection with our servicing portfolio;

•	Overcollateralization requirements in connection with securitizations; and

•	the payment of dividends on Aames Investment common stock.

Proceeds from the Initial Public Offering.    Aames Investment’s net proceeds from the initial public offering were $311.2 million. Aames Investment used approximately $126.9 million in the aggregate, or 40.8% of the net proceeds, to pay cash amounts due to stockholders of Aames Financial in connection with the reorganization.

Warehouse and Repurchase Facilities.    Aames Investment and Aames Financial will each need to borrow substantial sums of cash on a regular basis to originate and purchase mortgage loans. Therefore, Aames Investment and Aames Financial will each rely on revolving warehouse and repurchase facilities to finance the origination or purchase of mortgage loans prior to securitization or sale. Aames Investment has become a party to three revolving warehouse and repurchase facilities of Aames Financial. At September 30, 2004, Aames Financial had total revolving warehouse and repurchase facilities in the amount of $2.6 billion, of which $2.5 billion and $100.0 million were committed and uncommitted, respectively. At September 30, 2004, amounts outstanding under Aames Financial’s facilities were $785.1 million, leaving $1.7 billion and $100.0 million of committed and uncommitted borrowing capacity, respectively, available to Aames Financial at that date under the facilities. Of the $2.6 billion of revolving warehouse and repurchase facilities available to Aames Financial at September 30, 2004, $350.0 million, $500.0 million, $500.0 million, $500.0 million, $400.0 million and $300.0 million mature on October 20, 2005, July 30, 2005, August 4, 2005, November 30, 2004, November 30, 2004 and September 30, 2005, respectively. While no assurance can be made, Aames Financial and Aames Investment expect to renew these warehouse facilities on the same or similar terms at or prior to their maturity.

Certain of the warehouse and repurchase facility lenders advance less than 100% of the principal balance of the mortgage loans, requiring the use of working capital to fund the remaining portion of the principal balance of the mortgage loans. The revolving warehouse and repurchase facilities contain provisions requiring Aames Investment and Aames Financial to meet certain periodic financial covenants, including, among other things, minimum liquidity, stockholders’ equity, leverage, and net income levels. The facility agreements also contain customary representations and warranties. In addition, certain of the facility agreements contain prohibitions on Aames Financial’s payment of dividends which have been waived in connection with dividends declared and paid by Aames Financial on the Series B, C and D Convertible Preferred Stock through and including November 5, 2004.

Securitization and Sale of Mortgage Loans.    Aames Investment’s and Aames Financial’s ability to sell loans they originate in the secondary market through securitizations and whole loan sales is necessary to generate cash proceeds to pay down their warehouse and repurchase facilities and fund new mortgage loan originations. Aames Investment’s and Aames Financial’s ability to sell loans in the secondary market on acceptable terms is essential for the continuation of their loan origination operations.

During the three months ended September 30, 2004 and 2003, Aames Financial did not dispose of any of its loans through securitizations and sold all of its $2.0 billion of loan dispositions in whole loan sales for cash. The gain on sale recognized by Aames Financial on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and Aames Financial’s assumptions used in securitizations. See “Results of Operations—Revenue.” In connection with securitization transactions, Aames Financial was generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, Aames Financial subordinates a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts, for which Aames Financial has retained a residual interest, generally require that all excess cash flow otherwise payable to Aames Financial during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums.

For Aames Financial’s existing securitizations, overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At September 30, 2004, an additional $27.8 million of overcollateralization was required to be maintained because the level of delinquency rates and realized losses of mortgage loans was in excess of specified delinquency rates and realized losses in certain securitization trusts. At September 30, 2004, Aames Financial was required to maintain overcollateralization amounts of $53.8 million, which included the $27.8 million. In Aames Financial’s securitizations structured as a real estate mortgage investment conduit, or REMIC, the recognition of non-cash gain on sale has a negative impact on the cash flow of Aames Financial since it is required to pay federal and state taxes on a portion of these amounts in the period recognized although it does not receive the cash representing the gain until later periods as the cash flows are received and applicable reserve or overcollateralization requirements are met.

In connection with securitization transactions, Aames Investment and Aames Financial expect to be generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, Aames Investment and Aames Financial expect to subordinate a portion of the excess cash flow otherwise due them to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts generally require that all excess cash flow otherwise payable to Aames Investment and Aames Financial during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums.

Issuance of Debt and Equity Securities.    Aames Investment expects to finance the mortgage loans it holds on its balance sheet through on balance sheet debt securitizations. In addition, Aames Investment expects to continue to increase its mortgage loan production, and may in the future seek additional debt or equity to fund that expansion.

Prior to the reorganization, since 1999, Aames Financial raised $180.2 million through the sale of preferred stock in several phases, consisting of $170.8 million to Specialty Finance Partners and its designees, $4.7 million to certain members of Aames Financial’s management and $4.7 million to holders of Aames Financial’s common stock. Aames Financial also issued warrants to purchase five million shares of Series D Convertible Preferred Stock at $0.85 per share in July 2001. From 1991 through 1998, Aames Financial raised $217.0 million through the sale of its common stock. All of this preferred stock, common stock and warrants were exchanged for Aames Investment common stock and cash in the reorganization.

On June 30, 2003, Aames Financial redeemed the remaining $127.9 million of Senior Notes at par using $53.8 million of its cash and $74.1 million borrowed pursuant to the Financing Facility due December 31, 2004. Under the Financing Facility, Aames Financial is required to comply with various operating and financial covenants including covenants which may restrict Aames Financial’s ability to pay certain distributions, including dividends. However, Aames Financial received a waiver from the lender permitting Aames Financial to pay dividends on its preferred stock accrued through November 5, 2004.

Aames Financial has retained certain residual interests in the securitization trusts. The performance of the loans in the trusts will impact its ability to realize the current estimated fair value of these assets that are included on its balance sheet.

In February 1996, Aames Financial completed an offering of its 2006 Debentures with net proceeds to Aames Financial of $112.0 million. In October 1996, Aames Financial completed an offering of its Senior Notes with net proceeds to Aames Financial of $145.0 million. In December 2002, Aames Financial completed its Exchange Offer pursuant to which $49.6 million of 2006 Debentures were tendered and an equal amount of 2012 Debentures were issued. Subsequently in December 2002, the $49.6 million of 2012 Debentures were reduced by $19.8 million and $25.0 million through a mandatory sinking fund redemption and the forgiveness by Specialty Finance Partners, respectively, leaving $4.8 million of 2012 Debentures outstanding that were repaid through the exercise of a 5% optional call payment on June 30, 2003. On June 30, 2003, Aames Financial redeemed its Senior Notes through a $53.8 million cash remittance and the $74.1 million amortizing, Financing Facility due December 31, 2004. Under the Financing Facility, Aames Financial is required to comply with various operating and financial covenants including covenants which may restrict Aames Financial’s ability to pay certain distributions, including dividends.

Aames Financial retained certain residual interests in the securitization trusts. The performance of the loans in the trusts will impact its ability to realize the current estimated fair value of these assets that are included on the consolidated balance sheet.

Monetization of Overcollateralization in Aames Financial’s Portfolio of Mortgage Loan in Securitization Trusts.    Aames Financial had retained residual interests in seven securitization trusts which had overcollateralization balances of $53.8 million at September 30, 2004. Of these seven securitization trusts, five trusts, with overcollateralization of $19.6 million, were callable by Aames Financial in its capacity as servicer of the mortgage loans underlying the securitization trusts. If Aames Financial calls any securitization trusts, Aames Financial will receive a majority of the overcollateralization balance from the called trusts in a combination of mortgage loans in the trust and in cash.

Other sources of cash previously used by Aames Financial to fund its operations included the monetization of residual interests and servicing advances and debt and equity securities.

Monetization of Residual Interests.    As previously reported, on June 30, 2003 Aames Financial borrowed $74.1 million ($10.6 million at September 30, 2004) through the Financing Facility of which $49.2 million ($3.7 million at September 30, 2004) was secured by all of its residual interests.

Monetization of Servicing Advances.    Aames Financial pledged certain of its existing servicing advances to collateralize $24.9 million ($6.9 million at September 30, 2004) of the Financing Facility. Future servicing advances related to certain of Aames Financial’s securitization trusts will also collateralize the Financing Facility unless and until it is fully repaid.

Cash Flow.    The following summarizes Aames Financial’s material cash flow activities during the three months ended September 30, 2004 and June 2003.

Aames Financial’s principal operating activities which effect its net cash provided by or used in such activities in any period are (i) the increase or decrease in loan production which causes an increase in the use of cash and a decrease in the use of cash, respectively; and, (ii) the increase or decrease in the level of loan sales which causes an increase or decrease in cash provided, respectively. During the three months ended September 30, 2004, Aames Financial’s net cash provided by operating activities was $106.9 million, an increase of $430.4 million over $323.5 million of net cash used in operating activities during the three months ended September 30, 2003. The increase in net cash provided by operating activities was due primarily to an $808.5 million increase in cash flows provided from proceeds of the sale of mortgage loans during the three months ended September 30, 2004 over such proceeds during the three months ended September 30, 2003. To a lesser extent, the increase in net cash provided by operating activities during the three months ended September 30, 2004 over net cash used in operating activities during the comparable three month period in 2003 was due to a $2.8 million positive change in other assets and liabilities. The increase in net cash used in operating activities was partially offset by a $380.6 million increase in the use of cash to fund the originations of mortgage loans during the three months ended September 30, 2004 over the three months ended September 30, 2003, and a $0.3 million decrease in net income when compared to net income during the three months ended September 30, 2003.

The primary financing activity affecting net cash provided by or used in Aames Financial’s financing activities are increases and decreases in the level of borrowings under its revolving warehouse and repurchase agreements. During the three months ended September 30, 2004, Aames Financial’s net cash used in financing activities was $107.4 million. In comparison, during the three months ended September 30, 2003, net cash provided by Aames Financial’s financing activities was $314.4 million, an increase of $421.8 million over the $107.4 million of net cash used in financing activities during the three months ended September 30, 2004. The increase in net cash used in financing activities during the three months ended September 30, 2004 over the net cash provided by financing activities during the comparable three month period in 2003 was primarily attributable to a $429.0 million decrease in borrowings used under Aames Financial’s revolving warehouse and repurchase facilities as a result of the paydowns of the warehouse lines with the proceeds from the sale of mortgage loans that were in excess of mortgage loans funded during the three months ended September 30, 2004 over such levels during the comparable three month period in 2003. To a lesser extent, net cash used in financing activities increased due to $2.9 million of cash used in the payment of preferred stock dividends. These changes in uses of cash in financing activities were partially offset by a decrease of $10.0 million of cash used to reduce borrowings during the three months ended September 30, 2004 from that used during the comparable period in 2003.

As a financial institution, Aames Financial’s lending and borrowing functions are integral parts of its business. When evaluating sources and uses of cash, Aames Financial considers cash used to increase its assets and borrowings used to finance those assets, separately from its operating cash flows. Aames Financial’s most significant use of cash is for the acquisition of loans held for sale which are funded primarily through borrowings under its revolving warehouse and repurchase facilities. Aames Financial’s most significant source of cash is the proceeds from the sale of mortgage loans in whole loan sales, which it uses to pay down its borrowings under its revolving warehouse and repurchase facilities. In accordance with U.S. GAAP, purchases of loans held for sale, net of sales of such loans, are required to be included in Aames Financial’s consolidated statements of cash flows as a component of net cash provided by or used in operating activities. Borrowings used to fund such loans, or the repayment of such borrowings, are required to be included in the consolidated statements of cash flows as a component of net cash provided by or used in financing activities, respectively. The amount of net sales of loans held for sale included as a component of net cash provided by operating activities was $76.1 million during the three months ended September 30, 2004. Excluding the purchases and sale activity for loans held for sale, the net cash provided by Aames Financial’s operating activities was $30.9 million during the three months ended September 30, 2004. The amount of net originations of loans held for sale included as a component of net cash used in operating activities was $351.8 million during the three months ended September 30, 2003. Excluding the purchases and sale activity for loans held for sale, the net cash used in Aames Financial’s operating activities was $28.4 million during the three months ended September 30, 2003.

At June 30, 2004, Aames Financial had net operating liquidity of $152.2 million, which consisted of $21.5 million of cash and cash equivalents, plus approximately $130.7 million of cash that could be immediately raised through the pledging of unencumbered and eligible loans held for sale as collateral pursuant to committed revolving warehouse and repurchase facilities. Aames Financial currently believes that its net operating liquidity level is sufficient to satisfy its operating requirements and to meet its obligations in a timely and cost-efficient manner.

If Aames Financial’s access to warehouse lines, working capital or the securitization or whole loan markets is restricted, it may have to seek additional equity. There can be no assurance that sufficient sources of liquidity will be available to Aames Financial at any given time or that favorable terms will be available. If Aames Financial is unable to maintain sufficient liquidity, it would be restricted in the amount of loans that it will be able to produce and sell which would negatively impact profitability and jeopardize Aames Financial’s ability to continue to operate as a going concern.

Contractual Obligations

At September 30, 2004, Aames Financial’s material contractual obligations consisted of the following (in millions):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving warehouse and repurchase agreements	$785.1	$785.1	$—	$—	$—
Borrowings	75.0	10.6	64.4	—	—
Accrued interest payable	7.1	5.3	1.8	—	—
Operating leases, net	42.6	7.2	17.0	11.7	6.7
Purchase and other obligations	4.2	1.2	1.0	1.0	1.0

Total	$914.0	$809.4	$84.2	$12.7	$7.7

Aames Financial’s revolving warehouse and repurchase agreements contain terms which require it to meet periodic financial covenants and other contractual obligations as on-going conditions to borrow under the warehouse and repurchase agreements. If Aames Financial is unable to comply with the financial covenants or the other contractual obligations going forward, or if it is unable to obtain subsequent amendments or waivers, if required, the lenders can declare default events. If Aames Financial does not cure the default events, the lenders are entitled to liquidate the residential mortgage loans which collateralize borrowings under the revolving warehouse and repurchase facilities to recover funds advanced.

An uncured default event under the revolving warehouse and repurchase agreements and a default event under the agreement governing our 5.5% convertible subordinated debentures, principally nonpayment of scheduled interest, would accelerate Aames Financial’s repayment obligation for its 5.5% convertible subordinated debentures.

An uncured default event, principally nonpayment of scheduled principal and interest would accelerate Aames Financial’s repayment obligation under its financing facility. The lenders are entitled to liquidate the residual interests and servicing advances which collateralize the financing facility to recover funds advanced.

Off-Balance Sheet Arrangements

Aames Financial is party to various transactions that have off-balance sheet components. In connection with loan sales that are securitization transactions, there were $204.3 million in loans owned by off-balance sheet securitization trusts as of September 30, 2004. The trusts have issued securities or bonds secured by these loans. Aames Financial has no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts generally have no recourse to Aames Financial and have no ability to require it to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties.

Risk Management

During the three months ended September 30, 2004, Aames Financial, as it has from time to time, entered into agreements to hedge interest rate risk exposure to its inventory and pipeline of mortgage loans held for sale. At September 30, 2004, Aames Financial had notional amounts of $700.0 million of interest rate caps in place to hedge interest rate risk exposure to its mortgage loans held for sale and pipeline of mortgage loans. At and during the three months ended September 30, 2003, Aames Financial had no hedge agreements in place.

Gain on sale of loans during the three months ended September 30, 2004 includes a $0.2 million credit related to the mark-to-market of the interest rate caps in place at September 30, 2004 and includes charges of $2.9 million all of which related to hedge losses recorded on interest rate caps that closed during the period.

Aames Financial continually monitors the interest rate environment and its hedging strategies. However, there can be no assurance that the earnings of Aames Financial would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including charges to earnings on future derivative contracts into which it may enter.

Interest Rate Sensitivity

Sale of Loans—Securitizations and Whole Loan Sales—Interest Rate Risk.    A significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination and securitization of such loans, Aames Financial is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination. However, a small portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of Aames Financial’s related gain on sale. Aames Financial is also exposed to rising interest rates for loans originated or purchased which are held pending sale in the whole loan market. From time to time, Aames Financial mitigates exposure to rising interest rates through the use of forward interest rate swap agreements or other hedging activities. These hedging activities help mitigate the risk of absolute movements in interest rates.

Rate Sensitive Assets

Residual Interests and MSRs.    Aames Financial had residual interests of $42.0 million and $44.1 million outstanding at September 30, 2004 and June 30, 2004, respectively. Aames Financial had no MSRs outstanding at September 30, 2004. The residual interests were recorded at estimated fair value at September 30, 2004 and June 30, 2004. Aames Financial valued these assets based on the present value of future cash flow streams using various assumptions. The weighted average discount rate used to calculate the present value of the residual interests was 13.7% and 13.7% at September 30, 2004 and June 30, 2004, respectively. The weighted average life of the mortgage loans used for valuation at September 30, 2004 and June 30, 2004 was 2.4 years and 2.2 years, respectively.

These assets are subject to risk of accelerated mortgage prepayment or credit losses in excess of the assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or credit losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or credit losses be below expectations.

Fair Value of Financial Instruments.    Aames Financial’s financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of loans held for sale, advances and other receivables, and revolving warehouse and repurchase agreements. As these amounts are short term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amount of Aames Financial’s warehouse borrowings approximates fair value when valued using available quoted market prices.

Interest Rate Risk.    Aames Financial is exposed to on-balance sheet interest rate risk related to its loans held for sale and residual interests. Aames Financial is exposed to off-balance sheet interest rate risk related to loans which it has committed to originate or purchase.

Warehousing Exposure.    Aames Financial utilizes warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to securitization. As of September 30, 2004 and June 30, 2004, Aames Financial had total revolving warehouse and repurchase facilities available in the amount of $2.6 billion and $1.9 billion, respectively. At September 30, 2004 and June 30, 2004, amounts committed under such facilities were $2.5 billion and $1.8 billion, respectively. The total amount outstanding related to these facilities was $785.1 million and $886.4 million at September 30, 2004 and June 30, 2004, respectively. Drawings available under committed facilities were $1.7 billion and $913.6 million at September 30, 2004 and June 30, 2004, respectively. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

The following tables illustrate the timing of the maturity of Aames Financial’s interest-sensitive assets and liabilities at September 30, 2004 and June 30, 2004:

At September 30, 2004:

Description	Zero to six months	Six months to one year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total
	(dollars in thousands)
Interest-sensitive assets:
Cash and cash equivalents	$21,475	—	—	—	—	—	$21,475
Loans receivable held for sale, net	936,089	—	—	—	—	—	936,089
Interest rate cap contracts.	11,339	—	—	—	—	—	11,339

Total interest-senstive assets	968,903	—	—	—	—	—	968,903
Interest-sensitive liabilities:
Financing facility	10,628	—	—	—	—	—	10,628
Revolving warehouse and repurchase facilities	785,095	—	—	—	—	—	785,095
5.5% Convertible Subordinated Debentures	—	—	64,396	—	—	—	64,396

Total interest-sensitive liabilities	795,723	—	64,396	—	—	—	860,119
Excess of interest-sensitive assets over interest sensitive liabilities	173,180	—	(64,396)	—	—	—	108,784

Cumulative net interest-sensitivity gap	$173,180	—	108,784	—	—	—	$108,784

At June 30, 2004:

Description	Zero to six months	Six months to one year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total
	(dollars in thousands)
Interest-sensitive assets:
Cash and cash equivalents	$22,867	—	—	—	—	—	$22,867
Loans receivable held for sale, net	1,012,165	—	—	—	—	—	1,012,165
Interest rate cap contracts.	3,372	—	—	—	—	—	3,372

Total interest-sensitive assets	1,038,404	—	—	—	—	—	1,038,404
Interest-sensitive liabilities:
Financing facility	13,887	—	—	—	—	—	13,887
Revolving warehouse and repurchase facilities	886,433	—	—	—	—	—	886,433
5.5% Convertible Subordinated Debentures	—	—	64,396	—	—	—	64,396

Total interest-sensitive liabilities	900,320	—	64,396	—	—	—	964,716
Excess of interest- sensitive assets over interest-sensitive liabilities	138,084	—	(64,396)	—	—	—	73,688

Cumulative net interest- sensitivity gap	$138,084	—	73,688	—	—	—	$73,688

Item 4.    Controls and Procedures.    At the end of the period covered by this report on Form 10-Q, Aames Financial carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Aames Financial’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Aames Financial’s disclosure controls and procedures are effective in timely alerting them to material information relating to Aames Financial (including its consolidated subsidiaries) required to be included in reports it files with the SEC pursuant to the Securities Exchange Act of 1934. Subsequent to the date of that evaluation, there have been no significant changes in Aames Financial’s internal controls or in other factors that could significantly affect the internal controls.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

On April 27, 2004, Aames Financial received a Civil Investigative Demand, or CID, from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to its business and lending practices. The CID was issued pursuant to an April 8, 2004 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders and loan brokers to determine whether there have been violations of certain consumer protection laws. Aames Financial intends to cooperate fully with the FTC in this investigation. Because the investigation is at an early stage, Aames Financial cannot predict the outcome of the investigation and its effect, if any, on its business.

On September 7, 2004, Aames Financial received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to its business and lending practices in Iowa. Aames Financial intends to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, Aames Financial cannot predict the outcome of the investigation and its effect, if any on its business in Iowa, which approximated 0.3% of total mortgage loan production during the year ended June 30, 2004.

Aames Financial becomes involved, from time to time, in a variety of mortgage lending related claims and other matters incidental to its business. In the opinion of Aames Financial, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on its consolidated financial position and results of operations.

Item 2.    Changes in Securities and Use of Proceeds—None

Item 3.    Defaults upon Senior Securities—None

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits: See Exhibit Index

(b) Aames Investment filed no Current Reports on Form 8-K during the quarter ended September 30, 2004.

AAMES INVESTMENT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

AAMES INVESTMENT CORPORATION

Date: November 15, 2004	By:	/S/ RONALD J. NICOLAS, JR.
Ronald J. Nicolas, Jr. Executive Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Form of Agreement and Plan of Merger (Incorporated by reference to Amendment No. 3 to the registration statement on Form S-11 (333-113890) filed with the SEC on September 7, 2004)

3.1	Form of Articles of Amendment and Restatement (Incorporated by reference to Amendment No. 2 to the registration statement on Form S-11 (333-113890) filed with the SEC on July 22, 2004)

3.2	Bylaws (Incorporated by reference to Amendment No. 2 to the registration statement on Form S-11 (333-113890) filed with the SEC on July 22, 2004)

4.1	Common Stock Certificate (Incorporated by reference to Amendment No. 3 to the registration statement on Form S-11 (333-113890) filed with the SEC on September 7, 2004)

10.1	Form of Aames Investment Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Amendment No. 10 to the registration statement on Form S-11 333-113890 filed with the SEC on October 29, 2004)

10.2	Form of Registration Rights and Governance Agreement among Specialty Finance Partners, Capital Z Management LLC and Aames Investment Corporation (Incorporated by reference to Amendment No. 2 to the registration statement on Form S-11 (333-113890) filed with the SEC on July 22, 2004)

10.3	Form of Employment Agreement between Aames Investment Corporation and A. Jay Meyerson (Incorporated by reference to Amendment No. 8 to the registration statement on Form S-11 (333-113890) filed with the SEC on October 27, 2004)*

10.4	Form of Aames Investment Indemnification Agreement with directors and executive officers (Incorporated by reference to Amendment No. 6 to the registration statement on Form S-11 (333-113890) filed with the SEC on October 14, 2004)*

10.5	Master Repurchase Agreement, dated as of August 5, 2004, among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation, and Aames Funding Corporation (Incorporated by reference to Amendment No. 8 to the registration statement on Form S-11 (333-113890) filed with the SEC on October 27, 2004)

10.6	Form of Stock Purchase Agreement by and among Aames Investment Corporation, Friedman, Billings, Ramsey Group, Inc., Aames Financial Corporation, Aames TRS, Inc. and Aames Newco, Inc. (Incorporated by reference to Amendment No. 10 to the registration statement on Form S-11 (333-113890) filed with the SEC on October 29, 2004)

10.7	Form of Registration Rights Agreement by and between Aames Investment Corporation, Inc. and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Amendment No. 9 to the registration statement on Form S-11 (333-113890) filed with the SEC on October 28, 2004)

10.8(a)	Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004

10.8(b)	Amendment No. 1 dated as of October 28, 2004 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004.

10.9(a)	Master Loan and Security Agreement dated as of July 22, 2003 between Aames Capital Corporation and Citigroup Global Markets Realty Corp. (Incorporated by reference to Exhibit 10.36(b) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2003)

10.9(b)	Amendment No. 1 dated as of July 22, 2003 to the Citigroup Loan and Security Agreement (Incorporated by reference to Exhibit 10.36(c) to the Aames Financial Corporation Form 10-Q for the quarter ended September 30, 2003)

10.9(c)	Amendment No. 2 dated as of October 31, 2003 to the Citigroup Loan and Security Agreement (Incorporated by reference to Exhibit 10.36(c) to the Aames Financial Corporation Form 10-Q for the quarter ended September 30, 2003)

10.9(d)	Amendment No. 3 dated as of December 16, 2003 to the Citigroup Loan and Security Agreement (Incorporated by reference to Exhibit 10.36(c) to the Aames Financial Corporation Form 10-Q for the quarter ended December 31, 2003)

10.9(e)	Amendment No. 4 dated as of April 30, 2004 to the Citigroup Loan and Security Agreement (Incorporated by reference to Exhibit 10.36(c) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2004)

10.9(f)	Amendment No. 5 dated as of September 30, 2004 to the Citigroup Loan and Security Agreement

10.9(g)	Amendment No. 6 dated as of October 26, 2004 to the Citigroup Loan and Security Agreement

10.9(h)	Guaranty dated as of July 22, 2003 to the Citigroup Loan and Security Agreement (Incorporated by reference to Exhibit 10.36(b) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2003)

10.9(i)	Amendment No. 1 dated as of December 16, 2003 to the Citigroup Loan and Security Agreement (Incorporated by reference to Exhibit 10.36(e) to the Aames Financial Corporation Form 10-Q for the quarter ended December 31, 2003.

10.10(a)	Warehouse Loan and Security Agreement dated as of February 10, 2000 Amended and Restated to and including March 21, 2002 among Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc. (Incorporated by reference to Exhibit 10.33(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2002)

10.10(b)	Amendment No. 1 to the Greenwich Warehouse Agreement dated as of May 15, 2002 (Incorporate by reference to Exhibit 10.33(b) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2002)

10.10(c)	Amendment No. 3 to the Greenwich Warehouse Agreement dated as of November 25, 2002 (Incorporate by reference to Exhibit 10.33(d) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2003)

10.10(d)	Amendment No. 7 to the Greenwich Warehouse Agreement dated as of June 30, 2003 (Incorporate by reference to Exhibit 10.33(f) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2003)

10.10(e)	Amendment No. 9 to the Greenwich Warehouse Agreement dated as of October 31, 2003 (Incorporate by reference to Exhibit 10.33(g) to the Aames Financial Corporation Form 10-Q for the quarter ended September 30, 2003)

10.10(f)	Amendment No. 10 to the Greenwich Warehouse Agreement dated as of March 4, 2004 (Incorporate by reference to Exhibit 10.33(h) to the Aames Financial Corporation Form 10-Q for the quarter ended March 31, 2004)

10.10(g)	Amendment No. 11 to the Greenwich Warehouse Agreement dated as of March 24, 2004 (Incorporate by reference to Exhibit 10.33(i) to the Aames Financial Corporation Form 10-Q for the quarter ended March 31, 2004)

10.10(h)	Amendment No. 12 to the Greenwich Warehouse Agreement dated as of June 2, 2004 (Incorporate by reference to Exhibit 10.16(i) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2004)

10.10(i)	Amendment No. 13 to the Greenwich Warehouse Agreement dated as of May 31, 2004 (Incorporate by reference to Exhibit 10.16(j) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2004)

10.10(j)	Amendment No. 14 to the Greenwich Warehouse Agreement dated as of October 26, 2004

10.10(k)	Guaranty dated as of March 21, 2002 to the Greenwich Warehouse Agreement (Incorporated by reference to Exhibit 10.33(c) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2002)

10.11(a)	Amended and Restated Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans dated as of July 30, 2003, as amended, between Lehman Brothers Bank, FSB and Aames Capital Corporation (Incorporate by reference to Exhibit 10.32 (a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2003)

10.11(b)	First Amended to the Restated Master Repurchase Agreement dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.32(e) to the Aames Financial Corporation Form 10-Q for the quarter ended December 31, 2003)

10.11(c)	Fifth Amendment to the Restated Master Repurchase Agreement dated as of July 30, 2004 (Incorporated by reference to Exhibit 10.19(d) to the Aames Financial Corporation Form 10K for the year ended June 20, 2004)

10.11(d)	Seventh Amendment to the Restated Master Repurchase Agreement dated as of October 28, 2004

10.11(e)	Guaranty to the Restated Master Repurchase Agreement dated as of October 28, 2004

10.12(a)	Revolving Credit and Security Agreement dates as of July 1, 2003 among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending (Incorporated by reference to Exhibit 10.35(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2003)

10.12(b)	Amendment No. 2 to the Countrywide Credit Agreement dated as of July 30, 2004 (Incorporated by reference to Exhibit 10.18(d) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2004)

10.12(c)	Commitment Letter dated December 1, 2003 for the Countrywide Credit Agreement (Incorporate by reference to Exhibit 10.35(d) to the Aames Financial Corporation Form10-Q for the quarter ended December 31, 2003)

10.12(d)	Amendment No. 3 to the Countrywide Commitment Letter dated as of July 30, 2004 (Incorporate by reference to Exhibit 10.18(f) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2004)

10.13	Office Lease dated as of September 15, 1998, between Colonnade Wilshire Corp. and Aames Financial Corporation for the premises located at 3731 Wilshire Boulevard, Los Angeles, California (Incorporated by reference to Exhibit 10.12 to the Aames Financial Corporation Form 10-K for the year ended June 30, 1999)

10.14(a)	Office Building Lease dated as of August 7, 1996 between Aames Financial Corporation and California Plaza IIA, LLC for the premises located at 350 S. Grand Avenue, Los Angeles, California (Incorporated by reference to Exhibit 10.13(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 1997)

10.14(b)	First Amendment to the California Plaza Lease dated August 15, 1997 (Incorporate by reference to Exhibit 10.13(b) to the Aames Financial Corporation Form 10-K for the year ended June 30, 1997)

10.15	Office Building Lease dated as of September 13, 2002 between Aames Financial Corporation and Jamboree LLC for the premises located at 3347 and 3351 Michelson Drive, Irvine, California (Incorporate by reference to Exhibit 10.18 to the Aames Financial Corporation Form 10-K for the year ended June 30, 2002)

11	Computation of Basic and Diluted Net Income per Common Share

31.1	Certification of A. Jay Meyerson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Ronald J. Nicolas pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*) Indicates a management contract or compensatory arrangement.