Form 10-K
period 2004-12-31
AAMES INVESTMENT CORP
filed 2005-03-31
CIK 1282552

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-32340

AAMES INVESTMENT CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	34-1981408
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

350 S. Grand Avenue, Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 210-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

There was no public trading market for the Registrant’s common stock as of the last day of the Registrant’s most recently completed second fiscal quarter. The Registrant completed its initial public offering on November 5, 2004. At March 9, 2005 there were outstanding 61,421,751 shares of the common stock of Registrant.

Documents Incorporated by Reference

Portions of Registrant’s Proxy Statement relating to its 2005 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report.

PART I

Item 1.    Business

GENERAL

Aames Investment Corporation, a mortgage real estate investment trust, or REIT, was formed in February 2004 to build and manage a portfolio of high yielding subprime mortgage loans to offer its stockholders the opportunity for attractive dividend yields and earnings growth. In November 2004, we completed an initial public offering, and, concurrently with that offering, a reorganization with Aames Financial Corporation, formerly our parent company. As a result of the reorganization, Aames Financial became a wholly owned subsidiary of ours. Aames Financial is a fifty-year old mortgage banking company focused primarily on originating, selling and servicing mortgage loans through both wholesale and retail channels under the name “Aames Home Loan.” Our strategy is to use our equity capital, including a portion of the net proceeds from our initial public offering, and funds borrowed under revolving warehouse and repurchase facilities to finance our mortgage loan originations, and to use on-balance sheet securitizations to finance our REIT portfolio of mortgage loans. We retain in our REIT portfolio some of our mortgage loan originations, largely hybird/adjustable rate mortgage loans, which accounted for 77.5% of our loan production during the six months ended December 31, 2004. We sell the remainder, including a majority of the fixed-rate mortgage loans that we originate, on a whole loan servicing-released basis to third parties.

We have elected to be taxed as a REIT for U.S. federal income tax purposes, and Aames Financial is our taxable REIT subsidiary, or TRS. As a REIT, we generally are not subject to U.S. federal income tax on the REIT income that we distribute to our stockholders. We distribute a majority of the earnings from our REIT portfolio of mortgage loans to our stockholders, while growing our equity capital base by retaining a portion of Aames Financial’s earnings. The taxable income generated by Aames Financial is subject to regular corporate income tax. This includes fee income on all loans that Aames Financial, through its subsidiaries, originates and gains and net interest income on all loans that it sells.

As of December 31, 2004, Aames Financial had approximately $185.9 million of historical net operating loss carryforwards for U.S. federal income tax purposes that expire from 2017 through 2024. These losses are available to offset future income. The benefit for these losses has not been recognized, however, we believe that Aames Financial will be able to use these historical net operating loss carryforwards in the future, subject to annual limitations and, as a result, Aames Financial will have substantially lower effective tax rates than statutory rates.

Business Strategy

Our goal is to maximize stockholder value and increase earnings by:

•	Building a portfolio of high yielding subprime mortgage loans and leveraging our equity to increase the size of our REIT portfolio and our returns while at the same time managing our financing costs and the increased risk of loss associated with our leverage;

•	Continuing to improve our efficiency and loan quality and serving as a highly efficient originator. We intend to accomplish this by increasing the use of technology to streamline further our loan origination and underwriting processes. We intend to rigorously apply and continuously improve our underwriting criteria and processes in order to minimize defaults and losses and by collecting comprehensive performance data on our REIT portfolio to refine our underwriting guidelines and risk-based pricing;

•	Growing our loan originations by growing both our retail and wholesale channels, improving market penetration in our existing markets, and building the “Aames Home Loan” brand. In addition, we will continue to originate loan products that are less sensitive to increases in interest rates than rate-term refinance mortgage loans, such as purchase money mortgage loans and cash-out refinance loans, which we believe makes our originations less vulnerable to declines resulting from increases in interest rates; and

•	Servicing our loans to enhance the performance of our REIT portfolio, and growing our servicing operation with our REIT portfolio which will lower our per loan servicing costs through economies of scale.

The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that we will be able to accomplish the above strategies.

Competitive Advantages

We believe that we have the following competitive advantages:

•	Large Scale Originations Through Multiple Loan Origination Channels. Aames Financial originates mortgage loans through both retail and wholesale channels, which provide us with a more diverse origination platform than many of our competitors. Aames Financial originated approximately $3.6 billion of subprime mortgage loans during the six months ended December 31, 2004. Aames Financial’s retail channel, with 96 branches across the United States puts us in direct contact with many of our customers. This enables us to generate loan origination fee income and provides us with the opportunity to create customer loyalty that we believe makes our retail customers less interest-rate sensitive than our wholesale customers. In addition, originating loans through both retail and wholesale channels gives us the stability of a retail franchise, together with the ability of a wholesale operations channel to respond more quickly to changes in the marketplace.

•	Disciplined Underwriting Guidelines and Efficient Supporting Processes and Technology. Our use of technology to integrate sophisticated risk management models, maintain credit decision consistency and drive loss mitigation efforts has increased underwriting efficiency and lowered our costs. Combined with our results-oriented compensation program based on a combination of volume, profitability, efficiency and quality, we believe we are able to efficiently produce profitable loans.

•	Quality Customer Service. Our loan officers and account executives work closely with our customers and customer-focused processing and underwriting teams to provide quick loan approvals, quality service and to be responsive to borrowers’ and brokers’ needs, including funding to meet our customer’s timeline. We believe this focus on service, quality and efficiency results in increased originations through referrals from borrowers and repeat business from brokers that are highly satisfied with our underwriting and funding process.

•	A Developed and Scalable Servicing Platform and Experienced Servicing Personnel. We currently have in place an experienced subprime residential mortgage loan servicing team and a highly scalable servicing platform. We believe that our current servicing platform, which features experienced managers leading a team of over 85 employees who collectively service a portfolio of approximately $2.8 billion, can be expanded to service a larger portfolio.

•	Seasoned Management Team. We hired an experienced CEO and a new senior management team beginning in 1999, who have successfully increased loan production, decreased unit costs of production and increased profits over the past five years. Our management team includes executives with significant experience with large commercial banks (including 21 years for our CEO and 15 years for our CFO), and mortgage banks and other financial service industry professionals with experience investing in and managing portfolios of residential mortgage loans and residential mortgage-backed securities.

MORTGAGE PORTFOLIO MANAGEMENT

We invest in subprime one-to-four family, residential mortgage loans, operating as a long-term portfolio investor. We purchase loans originated by Aames Financial that we anticipate holding on our balance sheet, largely hybrid/adjustable rate loans. Aames Financial retains the servicing rights to those loans.

To provide us with long-term financing for the portfolio of mortgage loans that we hold on our balance sheet, we securitize substantially all of those loans through on-balance sheet transactions structured as financings rather than sales for both tax and financial accounting purposes. Accordingly, these loans will remain on our consolidated balance sheet as an asset and the underlying bonds issued through the securitization will be reported as a liability on our consolidated balance sheet. Thus, we will record interest income generated by the mortgage loans and recognize interest expense on the related financings over the life of the mortgage loan pool, rather than generate a gain or loss at the time of the securitization.

We generate taxable earnings from the loans that we securitize or retain in our REIT portfolio primarily through:

•	net interest income, which is the difference between the:

•	interest income received from the mortgage loans; and

•	interest paid to the holders of the mortgage-backed securities issued in securitizations,

•	net of:

•	losses due to defaults and delinquencies on the loans; and

•	servicing fees and expenses.

We record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization and do not recognize gain or loss upon the completion of the securitization for financial reporting purposes. This accounting treatment more closely matches the recognition of income with our actual receipt of cash payments, which we believe provides us with more stable results of operations compared to companies that structure their securitizations as sales.

During the six months ended December 31, 2004, we completed one securitization totaling $1.2 billion. This securitization was structured as an on-balance sheet securitization for accounting purposes under SFAS No. 140. Prior to our reorganization, Aames Financial’s securitizations were structured as sales for both tax and financial accounting purposes. We did not complete any securitizations during the six months ended December 31, 2003. Once we have built our REIT portfolio to its target range, we expect net interest income from our portfolio of mortgage loans to generate a substantial portion of our earnings. On February 24, 2005, we completed another on-balance sheet securitization totaling $1.2 billion.

We expect to purchase most of Aames Financial’s mortgage loan originations while we build our REIT portfolio. We have not established a limit on the amount of leverage we may incur, but generally we plan to leverage our stockholders’ equity 10 to 14 times. Once we have built our REIT portfolio to its target range, we anticipate purchasing a smaller portion of Aames Financial’s originations to maintain our target leverage ratio. Aames Financial will then sell the remainder of its loan originations, including a portion of its hybrid/adjustable rate mortgage loans, to third parties in the secondary market.

A significant risk to our operations that relates to our REIT portfolio management is the risk that interest rates on our assets will not adjust at the same time or amount as the rates on our liabilities adjust. This is because the interest on the underlying hybrid/adjustable rate mortgage loans is based on fixed rates payable on the underlying loans for the first two or three years from origination while the holders of the applicable securities are generally paid based on an adjustable one-month LIBOR-based yield. Moreover, even after the initial fixed period, our loans generally adjust every six months and are subject to periodic rate caps, whereas the bonds adjust monthly based primarily on LIBOR. Therefore, an increase in one-month LIBOR generally reduces the net interest income we receive from our securitized loan portfolio. We attempt to mitigate a portion of this net interest margin variability by purchasing derivative financial instruments referred to as interest rate cap agreements. In addition, the net interest income we receive from securitizations will be reduced if there are a significant amount of loan defaults or loan prepayments, especially on loans with interest rates that are high relative to the rest of the securitized mortgage loan pool.

We do not use formalized hedge accounting for our derivative financial instruments as set forth in generally accepted accounting principles in the United States. Instead, we are required to record the change in the value of the derivatives as a component of earnings even though they may reduce our interest risk. In times where short-term rates drop significantly, the value of our interest rate caps will decrease; in times where short-term rates increase, the value of the interest rate caps will increase. The interest rate caps are designed to exchange the cost of our variable rate liabilities to fixed rates for the first two years of its estimated duration thereby better matching our interest-bearing fixed rate assets.

INVESTMENT AND OPERATIONAL POLICIES

Our investment strategy is subject to change if and when our board of directors determines that a change is in our stockholders’ best interest. Neither stockholder approval nor notification is required prior to changing our investment strategy.

Mortgage Loans

In general, our strategy is to build a portfolio of mortgage loans primarily originated by our TRS. Our mortgage loans are generally underwritten in accordance with the categories and criteria described in our underwriting guidelines. See “Underwriting Standards.”

Mortgage-backed Securities

Our current REIT portfolio consists of mortgage loans originated by Aames Financial that collateralize mortgage-backed securities and mortgage loans originated by Aames Financial that will collateralize future mortgage-backed securitizations. From time to time, we may acquire and hold mortgage-backed securities collateralized by mortgage loans originated by and purchased from third parties to satisfy certain asset and income tests applicable to REITs. The mortgage-backed securities are expected to be backed primarily by first mortgages on one- to four-family dwellings and are expected to be rated by S&P or Moody’s. We have not previously acquired or held any third-party mortgage-backed securities in our investment portfolio.

If we change our investment strategy, the new strategy may entail more risk than our current investment strategy. Alternative strategies that our board of directors may choose to put in place include:

•	purposefully exposing the value of our holdings to changes in interest rates or changes in the difference between short- and long-term rates; or

•	holding mortgage-backed securities with a credit rating lower than AAA.

Leverage Policy

We employ a leverage strategy by securitizing existing mortgages in transactions that we believe will be treated as borrowings for accounting and tax purposes. We generally intend to borrow approximately 10 to 14 times the amount of our consolidated equity capital, although our actual debt to equity ratio may vary from time to time depending on market conditions and other factors that our management and board of directors deem relevant. In general, our credit facilities limit our total debt-to-equity ratio to a level of 15.0 to 1.0. However, each of our credit facility lenders disregards nonrecourse financing, including the bonds underlying our on-balance sheet securitizations, in computing our adjusted leverage ratio which is limited to 5.5 to 1.0. The total and adjusted leverage ratios under our credit facilities were 5.5 to 1.0 and 2.8 to 1.0 at December 31, 2004, respectively.

Hedging Policy

To mitigate the adverse effects from interest increases on our mortgage loans held for sale or investment, we use several tools and risk management strategies to monitor and address interest rate risk. We believe that these tools allow us to monitor and evaluate our exposure to interest rates and to manage the risk profile of our mortgage loan portfolio in response to changes in market conditions. As part of our interest rate risk management process, we have used derivative financial instruments, such as interest rate cap agreements, interest rate swap agreements, Treasury futures and options on interest rates. We can also use other hedging instruments including mortgage derivative securities, when necessary. Hedging strategies also involve transaction and other costs. Because we use derivative financial instruments more than we did prior to the REIT reorganization, the aggregate costs to us of entering into contracts for these instruments is significantly higher than in the past.

We currently use derivative financial instruments such as interest rate cap agreements. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market and are intended to provide supplemental income and cash flow to offset potential reduced interest income and cash flow in certain interest rate environments. We report our derivative financial instruments on our consolidated balance sheets at their fair value with any changes in fair value reported as either a charge or credit to the consolidated statement of operations.

Financing Policy

We may raise funds through additional equity offerings, debt financings, retention of cash flow, or a combination of these methods subject to Internal Revenue Code provisions regarding distribution requirements and taxability of undistributed REIT taxable income. If our board of directors decides to raise additional equity capital, it has the authority to issue additional common or preferred stock, in any manner and on terms it deems appropriate, up to the amount authorized in our articles of incorporation without stockholder approval.

Currently, our borrowings consist primarily of funds borrowed under revolving warehouse and repurchase facilities and financings on loans held for investment. Borrowings going forward may be in the form of bank borrowings, secured or unsecured, and publicly or privately placed debt instruments, purchase money obligations to the sellers of assets, long-term, tax-exempt bonds or other publicly or privately placed debt instruments, financing from banks, institutional investors or other lenders, and securitizations, including collateralized debt obligations, any of which may be unsecured or secured by mortgages or other interests in the assets. This indebtedness may entail recourse to all or any part of our assets or may be limited to the particular assets to which the indebtedness relates.

We enter into collateralized borrowings only with institutions that we believe are financially sound and that are rated investment grade by at least one nationally recognized statistical rating organization.

MORTGAGE ORIGINATIONS

We originate primarily subprime, single-family residential mortgage loans. These originations are significant to our financial results because we produce the loans that we hold in our on-balance sheet portfolio of loans held for investment. During the six months ended December 31, 2004, we originated $3.6 billion of subprime mortgage loans. Of the $3.6 billion, approximately $1.7 billion were retained in our REIT portfolio. Of the $1.7 billion, $1.2 billion serve as collateral for our on-balance sheet securitization and $0.5 billion was designated as collateral for future on-balance sheet securitizations. The loans we originate that are not retained in our REIT portfolio of loans held for investment are sold to the secondary markets.

Our principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers’ access to credit. These types of borrowers generally pay higher mortgage loan origination fees and interest rates than those charged by conventional lending sources. We believe these borrowers continue to represent an underserved niche of the residential mortgage loan market and present an opportunity to earn a superior return for the risk assumed. Our residential mortgage loans, which include fixed and hybrid/adjustable rate loans or ARMS, are generally used by borrowers to consolidate indebtedness, finance other consumer needs, or purchase homes. We believe that while our loan origination volume is affected by general levels of interest rates, because a majority of our loan originations are cash-out refinancings and purchase money loans our loan origination volume is generally less cyclical than conventional mortgage lending which has a higher percentage of rate/term refinance loans.

As of December 31, 2004 Aames Financial originated loans in 47 states through its retail and wholesale channels. Its wholesale channel operated five regional wholesale operations centers throughout the United States and originated loans through a nationwide network of approximately 4,400 independent mortgage brokers who submit mortgage loans to it. Its retail channel had a network of 96 retail branch offices directly serving borrowers throughout the United States.

The following table shows our total originations by retail and wholesale channels for the six months ended December 31, 2004 and the years ended June 30, 2004, 2003 and 2002 (in thousands):

	Six Months Ended December 31,				Year Ended June 30,
	2004		2003		2004		2003		2002
	$	% of Total	$	% of Total	$	% of Total	$	% of Total	$	% of Total
Retail	$1,189,707	33.2%	$1,168,675	37.0%	$2,400,493	34.3%	$1,795,447	40.4%	$1,609,875	49.6%
Wholesale	2,397,841	66.8	1,988,222	63.0	4,588,501	65.7	2,650,733	59.6	1,632,634	50.4

Total	$3,587,548	100.0%	$3,156,897	100.0%	$6,988,994	100.0%	$4,446,180	100.0%	$3,242,509	100.0%

A significant risk to our mortgage originations operations is liquidity risk—the risk that we will not have the financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain committed borrowing facilities with large banking and investment institutions to reduce this risk.

Our Retail Channel

We generate applications for loans through our retail loan office network principally through a direct response marketing program, which relies primarily on the use of direct mailings to homeowners, telemarketing and Internet generated leads. We believe that our marketing efforts establish name recognition and serve to distinguish us from our competitors. We continually monitor the source of our applications to determine the most effective methods and manner of marketing. We generate customer leads for the retail network based upon models that we have derived and commercially developed customer lists. Our direct mail invites prospective borrowers to call us to apply for a loan. We also generate leads through several commercially available Internet sites as well as through our own retail Internet web site “Aames.net”. Whether generated through direct mail or the Internet, leads are generally followed up with telephone calls to potential customers. On the basis of an initial screening conducted at the time of the call, our loan officers at the local retail loan office make a determination of whether the customer and the property generally meet our lending criteria. The loan officer may complete the application over the telephone or schedule an appointment with the retail loan office most conveniently located to the customer or in the customer’s home, depending on the customer’s needs.

The retail loan officer assists the applicant in completing the loan application, arranges for an appraisal, orders a credit report from an independent, nationally recognized credit reporting agency and performs various other tasks in connection with the completion of the loan package. The loan package is underwritten for loan approval on a centralized basis. If we approve the loan package, the loan is funded. Our loan officers are trained to structure loans that meet the applicant’s needs while satisfying our lending guidelines.

We continually monitor our retail operations in the markets in which we operate and evaluate existing and potential retail offices on the basis of selected demographic statistics, marketing analyses and other criteria that we have developed in order to further enhance our mortgage loan production capabilities. As part of this evaluation process, we have closed 12 retail branches since December 31, 2004 in markets where it was not financially feasible to continue to service the market area in this manner. However, we continue to service these areas through our wholesale channel and the Internet.

Our Wholesale Channel

During the six months ended December 31, 2004, we originated loans through our network of approximately 4,400 independent wholesale mortgage brokers throughout the United States, none of which accounted for more than 5.0% of total wholesale originations.

The broker’s role is to identify the applicant, assist in completing the loan application, gather necessary information and documents, submit the application requesting the interest rate and terms of the loan, and serve as our liaison with the borrower through the lending process. We review and underwrite the applications submitted by the broker in accordance with our underwriting guidelines and then approve or deny the application. If the loan is approved, we approve or counter the requested interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by us, we fund the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through our wholesale network allows us to increase our loan volume without incurring the higher marketing and employee costs associated with retail originations.

Because mortgage brokers generally submit loan files to several prospective lenders simultaneously, competitive pricing, consistent underwriting, quick response times and personal service are critical to successfully producing loans through independent mortgage brokers. To meet these requirements, we strive to provide quick response time to the loan application (generally within 24 hours). In addition, the loans are processed and underwritten in regional offices, and loan consultants, loan processors and underwriters are available to answer questions, assist in the loan application process and facilitate ultimate funding of the loan.

We use telemarketing and the Internet to increase our wholesale loan production and further penetrate the subprime home equity wholesale market through our “Broker Direct” program. Through Broker Direct, we make outbound telemarketing calls to brokers that have been inactive for the past 90 days and brokers who are not currently doing business with us or are outside the geographic areas served by the loan officers. We also obtain leads through our wholesale Internet web site “AamesDirect.com.”

The following table presents certain information about our mortgage loan production at or during the six months ended December 31, 2004 and 2003 and at or during the years ended June 30, 2004, 2003 and 2002:

	At or During the Six Months Ended December 31,		At or During the Year Ended June 30,
	2004	2003	2004	2003	2002
Retail loan production:
Total dollar amount (in thousands)	$1,189,707	$1,168,675	$2,400,493	$1,795,447	$1,609,875
Number of loans	9,324	9,077	18,841	15,325	17,108
Average loan amount	$127,596	$128,751	$127,408	$117,158	$94,101
Average initial LTV	76.15%	76.56%	76.93%	77.21%	76.07%
Weighted average interest rate(1)	7.47%	7.27%	7.27%	7.67%	8.89%
Retail branch offices at period end	96	95	99	93	100
Wholesale loan production(2):
Total dollar amount (in thousands)	$2,397,841	$1,988,222	$4,588,501	$2,650,733	$1,632,634
Number of loans	16,563	13,977	31,554	19,009	12,793
Average loan amount	$144,771	$142,250	$145,417	$139,446	$127,619
Average initial LTV	81.18%	82.00%	81.59%	80.10%	78.85%
Weighted average interest rate(1)	7.52%	7.69%	7.43%	7.96%	9.04%
Regional wholesale operations centers at period end	5	5	5	4	4
Total loan production:
Total dollar amount (in thousands)	$3,587,548	$3,156,897	$6,988,994	$4,446,180	$3,242,509
Number of loans	25,887	23,054	50,395	34,334	29,901
Average loan amount	$138,585	$136,935	$138,684	$129,498	$108,441
Average initial LTV	79.51%	79.99%	79.99%	78.93%	77.47%
Weighted average interest rate(1)	7.50%	7.53%	7.38%	7.84%	8.96%

(1)	Calculated with respect to the interest rate at the time we originated or purchased the mortgage loan.
(2)	We did not purchase any closed loans on a flow basis from correspondents during the six months ended December 31, 2004. Includes the purchase of closed loans on a flow basis from correspondents of $4.1 million, $4.2 million, $19.3 million and $24.2 million during the six months ended December 31, 2003 and the years ended June 30, 2004, 2003 and 2002, respectively.

Total Loan Production

Total loan production during the six months ended December 31, 2004 increased $430.7 million, or 13.6%, to $3.6 billion over the $3.2 billion of loan production during the six months ended December 31, 2003. Total loan production during the six months ended December 31, 2004 increased primarily due to continued demand for subprime products and improved geographic diversification in the wholesale and retail channels despite a generally increasing mortgage interest rate environment prevailing in the marketplace.

However, our mortgage loan origination volumes during the latter part of the six months ended December 31, 2004 were negatively impacted by competitive and interest rate pressures in the marketplace due to increases in short term interest rates. We expect the current interest rate environment to continue to negatively impact our mortgage loan origination volume in the current quarter.

Total loan production during the year ended June 30, 2004 increased $2.5 billion, or 57.2%, to $7.0 billion over $4.4 billion of total loan production during the year ended June 30, 2003 which, in turn, was a $1.2 billion, or 37.5%, increase over the $3.2 billion during the year ended June 30, 2002. Our total loan production volumes increased during the year ended June 30, 2004 over production volumes during the year ended June 30, 2003 due to a combination of our adoption of new mortgage loan product guidelines, continued strong demand for subprime products in the generally favorable mortgage interest rate environment prevailing in the marketplace, growth in the number of sales staff in the retail channel, and improved geographic diversification in the wholesale channel. The increase in our total loan origination volumes during the year ended June 30, 2003 over production volumes during the year ended June 30, 2002 was due to a combination of the continuing favorable mortgage interest rate environment and, to a lesser extent, the issuance of new company-wide uniform underwriting guidelines designed to improve our competitive position and to provide greater underwriting consistency among our retail and wholesale origination channels.

Our total retail production was $1.2 billion during the six months ended December 31, 2004, an increase of $21.0 million, or 1.8%, over total retail production during the comparable six month period in 2003. Retail production increased slightly during the six months ended December 31, 2004 over the comparable period a year ago primarily due to a 2.7% increase in the number of loans originated offset partially by a 0.9% decline in average loan size. The increase in the number of loans was primarily due to our decision to expand staffing and loan origination capacity in certain retail branches, which we refer to as “Super Branches,” during the six months ended December 31, 2004, partially offset by increased competitive pressure in the December 2004 quarter due to the increased interest rate environment.

Our total retail loan production increased $605.0 million, or 33.7%, to $2.4 billion during the year ended June 30, 2004 over the $1.8 billion of total retail production during the year ended June 30, 2003 which, in turn, increased $185.6 million, or 11.5%, over the $1.6 billion of total retail production during the year ended June 30, 2002.

Our total wholesale production increased $409.6 million, or 20.6%, to $2.4 billion during the six months ended December 31, 2004 over $2.0 billion of total wholesale production during the six months ended December 31, 2003. The increase in our wholesale production dollar volume during the six months ended December 31, 2004 over the comparable six month period during 2003 was due primarily to an 18.5% increase in the number of loans originated coupled with a 1.8% increase in average loan size.

Our total wholesale production increased $1.9 billion, or 73.1%, during the year ended June 30, 2004 over the $2.7 billion of total wholesale production during the year ended June 30, 2003 which, in turn, increased $1.0 billion, or 62.4%, over the $1.6 billion of total wholesale production during the year ended June 30, 2002. In November 2003, we added a regional wholesale operations center in the Northeastern United States, which enabled us to increase our production in that region.

The following table summarizes certain information about our mortgage loan production by purpose and property type during the six months ended December 31, 2004 and 2003 and the years ended June 30, 2004, 2003 and 2002 (in thousands):

	Six Months Ended December 31,				Year Ended June 30,
	2004	Percentage of Total	2003	Percentage Of Total	2004	Percentage of Total	2003	Percentage of Total	2002	Percentage of Total
Purpose:
Cash-out refinance	$2,104,690	58.7%	$1,907,737	60.4%	$4,222,127	60.4%	$2,822,770	63.5%	$1,999,125	61.6%
Purchase money	1,354,148	37.7%	994,513	31.5%	2,326,930	33.3%	1,044,557	23.5%	585,355	18.1%
Rate/term refinance	128,710	3.6%	254,647	8.1%	439,937	6.3%	578,853	13.0%	658,029	20.3%

	$3,587,548	100.0%	$3,156,897	100.0%	$6,988,994	100.0%	$4,446,180	100.0%	$3,242,509	100.0%

Property type:
Single family residence	$3,156,159	88.0%	$2,789,292	88.4%	$6,131,440	87.7%	$3,943,157	88.7%	$2,897,012	89.3%
Multi-family residence	233,770	6.5%	198,728	6.3%	472,405	6.8%	262,968	5.9%	189,774	5.9%
Condominiums	197,539	5.5%	168,767	5.3%	385,039	5.5%	230,994	5.2%	147,290	4.5%
All other	80	NM	110	NM	110	NM	9,061	0.2%	8,433	0.3%

	$3,587,548	100.0%	$3,156,897	100.0%	$6,988,994	100.0%	$4,446,180	100.0%	$3,242,509	100.0%

NM = Not Meaningful

The following table shows our loan originations by geographic region during the six months ended December 31, 2004 and 2003 and during the years ended June 30, 2004, 2003 and 2002 (dollars in thousands):

	Six Months Ended December 31, 2004		Six Months Ended December 31, 2003		Year Ended June 30, 2004		Year Ended June 30, 2003		Year Ended June 30, 2002
State of Mortgage Property	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total
California	$1,108,837	30.9%	$1,182,972	37.5%	$2,414,835	34.6%	$1,529,113	34.4%	$943,684	29.1%
Florida	710,630	19.8%	526,703	16.7%	1,208,872	17.3%	571,078	12.8%	307,970	9.5%
New York	234,692	6.6%	171,029	5.4%	511,642	7.3%	281,167	6.3%	150,845	4.7%
Texas	262,508	7.3%	219,096	6.9%	473,088	6.8%	340,896	7.7%	278,573	8.6%
Other Western States (AZ, CO, HI, ID, MT, NV, NM, OR, UT, WA, WY)	359,223	10.0%	335,406	10.6%	734,040	10.5%	538,699	12.1%	496,249	15.3%
Midwestern States (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	307,090	8.6%	280,019	8.9%	621,881	8.9%	504,786	11.4%	554,074	17.1%
Other Northeastern States (CT, DE, ME, MD, MA, NH, NJ, PA, RI)	356,107	9.9%	259,839	8.2%	604,197	8.6%	378,363	8.5%	273,095	8.4%
Other Southeastern States (AR, GA, KY, LA, MS, NC, OK, SC, TN, VA, WV)	248,461	6.9%	181,833	5.8%	420,439	6.0%	302,078	6.8%	238,019	7.3%

Total	$3,587,548	100.0%	$3,156,897	100.0%	$6,988,994	100.0%	$4,446,180	100.0%	$3,242,509	100.0%

The following table summarizes certain information by interest rate about our mortgage loan production during the six months ended December 31, 2004 and 2003 and during the years ended June 30, 2004, 2003 and 2002 (in thousands):

	Six Months Ended December 31,				Year Ended June 30,
	2004		2003		2004		2003		2002
	$	% of Total	$	% of Total	$	% of Total	$	% of Total	$	% of Total
Hybrid:
Traditional	$2,598,326	72.43%	$2,147,990	68.04%	$4,932,500	70.58%	$2,531,580	56.94%	$2,019,733	62.29%
Interest Only	180,870	5.04%	—	—	93,308	1.33%	—	—	—	—

	2,779,196	77.47%	2,147,990	68.04%	5,025,808	71.91%	2,531,580	56.94%	2,019,733	62.29%
Fixed Rate	808,352	22.53%	1,008,907	31.96%	1,963,186	28.09%	1,914,600	43.06%	1,222,776	37.71%

	$3,587,548	100.00%	$3,156,897	100.00%	$6,988,994	100.00%	$4,446,180	100.00%	$3,242,509	100.00%

UNDERWRITING STANDARDS

We underwrite each mortgage loan that we originate in both our wholesale and retail channels in accordance with our underwriting guidelines. We have developed underwriting processes and criteria that we believe generate quality loans and give us the ability to approve and fund loans quickly. Our underwriting guidelines are designed to help us evaluate a borrower’s history of payments on his prior mortgage credit history, capacity, willingness and ability to repay the loan, and the value and adequacy of the collateral. We review the borrower’s credit history from all three nationally recognized credit bureaus. In addition, we review credit scores derived from the borrower’s credit history by one or more nationally recognized credit scoring models.

Our underwriting policy is to analyze the overall situation of the borrower and to take into account compensating factors that may be used to offset certain areas of weakness. These compensating factors include proposed reductions in the borrower’s debt service expense, employment stability, number of years in residence and net disposable income. Based upon this analysis, we can determine loan terms and conditions to produce loans that we believe are appropriately priced, meet our quality standards, and are profitable. Our underwriting process and guidelines require a rigorous application review and documentation designed to determine the borrower’s ability to repay the loan and maximize the value of our mortgage loans. We also evaluate each loan that we originate to ensure that it provides a benefit to the borrower in accordance with regulatory requirements.

Underwriting Personnel

Our on-staff underwriting personnel underwrite all of our loans. We do not delegate underwriting authority to any broker or third party. We regularly train our underwriters on emerging trends in production, and believe that our originators and underwriters are highly qualified and experienced and are familiar with our underwriting guidelines. We believe that our regionalized underwriting process in wholesale provides us with the ability to fund loans fast, and that the experience of our loan originators and branch managers, our information systems and our rigorous quality control process ensure the continued quality of our loans.

Underwriting Guidelines

A critical function of our underwriting process is to identify the level of credit risk associated with each applicant for a mortgage loan. We have established six principal classifications, with respect to the credit profile of potential borrowers, and have assigned a rating to each loan based upon these classifications. We assign credit grades and pricing by analyzing mortgage payment history, consumer credit history, credit score and bankruptcy history. Debt-to-income ratios are evaluated to ascertain borrower’s ability to repay their obligation. If an individual loan application does not meet our formal written underwriting guidelines, our underwriters can make underwriting exceptions up to certain limits within our formal exception policies and approval authorities. We may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending upon the economic conditions of a particular geographic market.

Credit History

We obtain credit scores in connection with mortgage loan applications to help assess a borrower’s creditworthiness. Credit scores are obtained from credit reports provided by various reputable credit reporting organizations, each of which may employ differing computer models and methodologies. The credit score is designed to assess a borrower’s credit history at a single point in time, using objective information currently on file for the borrower at a particular credit reporting organization. Information utilized to create a credit score may include, among other things, payment history, delinquencies on accounts, level of outstanding indebtedness, length of credit history, types of credit, and bankruptcy experience. Credit scores generally range from approximately 400 to approximately 800, with higher scores indicating an individual with a more favorable credit history compared to an individual with a lower score. However, a credit score purports only to be a measurement of the relative degree of risk a borrower represents to a lender; that is, a borrower with a higher score is statistically expected to be less likely to default in payment than a borrower with a lower score. Moreover, credit scores were developed to indicate a level of default probability over the period of the next two years, which does not correspond to the life of a mortgage loan. Furthermore, credit scores were not developed specifically for use in connection with mortgage loans, but for consumer loans in general. Therefore, a credit score does not take into consideration the differences between mortgage loans and consumer loans generally or the specific characteristics of the related mortgage loan including, for example, the LTV or CLTV (defined below), the collateral for the mortgage loan, or the debt to income ratio. There can be no assurance that the credit scores of the mortgagors will be accurate predictors of the likelihood of repayment of the related mortgage loans.

Collateral Review

An assessment of the adequacy of the real property as collateral for the loan is primarily based upon an appraisal of the property and a calculation of the loan-to-value ratios, or LTV, of the loan applied for and of all mortgages existing on the property, including the loan applied for, (the combined loan-to-value ratio or CLTV) to the appraised value of the property at the time of origination. Appraisers determine a property’s value by reference to the sales prices of comparable properties recently sold, adjusted to reflect the condition of the property as determined through inspection.

We require title insurance coverage issued on an American Land Title Association (or similar) form of title insurance on all residential properties securing mortgage loans we originate. The loan originator and its assignees are generally named as the insured. Title insurance policies indicate the lien position of the mortgage loan and protect us against loss if the title or lien position is not as indicated. The applicant is also required to maintain hazard and, in certain instances, flood insurance, in an amount sufficient to cover the new loan and any senior mortgage, subject to the maximum amount available under the National Flood Insurance Program.

As a lender that generally specializes in loans made to credit impaired borrowers, we make home equity mortgage loans to borrowers with credit histories or other factors that might disqualify them from consideration for a loan from traditional financial institutions. Our underwriting guidelines for such credit impaired borrowers may, in certain instances, allow for higher combined loan-to-value ratios than would typically be the case if the borrower could qualify for a loan from a traditional financial institution, and at generally higher interest rates than the borrower could qualify for from a traditional financial institution.

The underwriting of a mortgage loan to be originated by us generally includes a review of the completed loan package, which includes the loan application, a current appraisal, a preliminary title report and a credit report. All loan applications and all closed loans offered to us for purchase must be approved by us in accordance with our underwriting criteria. We regularly review our underwriting guidelines and make changes when appropriate to respond to market conditions, the performance of loans representing a particular loan product or changes in laws or regulations.

Underwriting Requirements

Our current underwriting guidelines, called Super Aim, became effective in October 2003 and generally require a minimum credit score of 500, although a higher credit score is often required to qualify for the maximum LTV under the program. The following chart generally outlines the parameters of the credit grades of the Super Aim underwriting guidelines.

	“A+”	“A”	“A-”	“B”	“C”	“C-”
12 Month Mortgage History	0 x 30	1 x 30	3 x 30	1 x 60	1 x 90	1 x 120
Minimum Credit Score	500 (580 for interest-only loans)	500 (580 for interest-only loans)	500	500	500	500
BK/NOD/FC(1) Seasoning	24 months	24 months	24 months	18 months	12 months	No current BK/NOD
Full Documentation Plus, Owner Occupied Max LTV	80%; 100% for credit score of 620 or above	80%; 95% for credit score of 550 or above	80%; 95% for credit score of 550 or above	80%; 90% for credit score of 550 or above	75%; 85% for credit score of 550 or above	70%
Full Documentation, Owner Occupied Max LTV	80%; 95% for credit score of 550 or above	80%; 95% for credit score of 550 or above	80%; 95% for credit score of 550 or above	80%; 90% for credit score of 550 or above	75%; 85% for credit score of 550 or above	70%
Limited Documentation, Owner Occupied Max LTV	80%; 90% for credit score of 550 and above	80%; 90% for credit score of 550 and above	80%; 85% for credit score of 550 and above	80%; 85% for credit score of 550 and above	75%; 80% for credit score of 550 and above	70%
Stated Income, Owner Occupied Max LTV	80%; 90% for credit score of 580 or above	80%; 90% for credit score of 620 and above	75%; 80% for credit score of 525 and above	75%; 80% for credit score of 550 and above	70%; 75% for credit score of 550 or above	Not available

(1)	Bankruptcy, notice of default and foreclosure

Income Documentation

Our underwriting guidelines include several levels of documentation used to verify the borrower’s income:

•	Full Documentation Plus: The highest level of income documentation based upon S&P’s full income documentation guidelines. Generally a stable, two-year history of the income is required. A wage-earner may document income by a verification of employment together with either of the following: the borrower’s most recent two-years W-2 forms and a current pay-stub reflecting year-to-date income; or the borrower’s most recent two-years IRS Form 1040’s and a current pay-stub reflecting year-to-date income. A self-employed borrower may document income with the most recent two-years IRS Form 1040’s and current year-to-date statement of profit and loss if the loan application is dated more than 120 days after the end of the business’s fiscal year.

•	Full Documentation: Generally a stable, one-year history of the income is required. A wage-earner may document income by a verification of employment together with any of the following: the borrower’s most recent W-2 forms and a current pay-stub reflecting year-to-date income; the borrower’s most recent IRS Form 1040’s and a current pay-stub reflecting year-to-date income; or the borrower’s most recent 12-month personal (or 24-months commingled personal and business) bank statements showing average monthly deposits sufficient to support the qualifying income. A self-employed borrower may document income with either the most recent two-years IRS Form 1040’s and current year-to-date statement of profit and loss if the loan application is dated more than 120 days after the end of the business’s fiscal year; or the borrower’s most recent 12-months personal (or 24-months commingled personal and business) bank statements showing average monthly deposits sufficient to support the qualifying income.

•	Limited Documentation: For borrowers who have less than a one-year history of stable income or who otherwise cannot meet the requirements of the full documentation program. This program generally requires a two-year history in the same profession; together with 12-months of business or commingled personal and business bank statements to support their qualifying income.

•	Stated Income: The borrower’s income used to qualify for the loan is taken from the borrower’s signed application and must be reasonable for the borrower’s line of work or profession. All self-employed borrowers must provide satisfactory evidence of existence of the business and show a history of two years employment in the same profession on the loan application. In some cases, but not in all, the assets of the borrower will be verified.

LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION

The following table sets forth our loan production under the Super Aim guidelines during the six months ended December 31, 2004 (dollars in thousands):

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
A+	$2,660,434	74%	624	7.4%	81%
A	410,211	11	588	7.5	79
A-	172,076	5	559	8.0	77
B	218,169	6	559	8.2	75
C	101,717	3	549	8.8	70
C-	24,941	1	540	10.0	64

Total	$3,587,548	100%	610	7.5%	80%

The Super Aim underwriting guidelines became effective October 1, 2003. Because our underwriting guidelines prior to October 1, 2003 were different from the Super Aim guidelines, information concerning loan production by credit grade for prior periods would not be meaningful.

The following table presents certain information about our loan production by credit score range during the six months ended December 31, 2004 and 2003 (dollars in thousands):

LOAN ORIGINATIONS DURING THE SIX MONTHS ENDED DECEMBER 31, 2004

Credit Score Range	Current Loan Balance	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
Above 700	$212,504	6%	7.0%	79%
661-700	434,801	12	7.1	81
621-660	954,240	27	7.3	81
581-620	860,504	24	7.3	80
541-580	651,915	18	7.8	80
540 and below	470,431	13	8.4	74
Not available	3,153	NM	7.9	79

	$3,587,548	100%	7.5%	80%

LOAN ORIGINATIONS DURING THE SIX MONTHS ENDED DECEMBER 31, 2003

Credit Score Range	Aggregate Dollar Amount of Loans	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
Above 700	$250,462	8%	6.8%	77%
661-700	429,278	14	7.0	80
621-660	798,133	25	7.4	81
581-620	712,781	23	7.5	81
541-580	551,302	17	8.0	81
540 and below	406,234	13	8.4	75
Not available	8,707	NM	9.4	88

	$3,156,897	100%	7.5%	80%

The following tables present certain information about our total loan production by credit score range during the years ended June 30, 2004, 2003 and 2002 (dollars in thousands):

LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2004

Credit Score Range	Aggregate Dollar Amount of Loans	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to- Value Ratio
Above 700	$509,928	8%	6.7%	78%
661-700	915,757	13	6.9	81
621-660	1,756,147	25	7.2	81
581-620	1,612,768	23	7.3	81
541-580	1,287,346	18	7.8	81
540 and below	891,898	13	8.2	75
Not available	15,150	N/M	8.6	86

Total	$6,988,994	100%	7.4%	80%

LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2003

Credit Score Range	Aggregate Dollar Amount of Loans	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
Above 700	$371,272	8%	7.1%	77%
661-700	574,698	13	7.4	80
621-660	1,153,490	26	7.7	81
581-620	1,020,023	23	8.0	81
541-580	776,959	18	8.5	78
540 and below	543,670	12	8.7	74
Not available	6,068	NM	9.2	74

Total	$4,446,180	100%	7.9%	79%

LOAN ORIGINATIONS DURING THE YEAR ENDED JUNE 30, 2002

Credit Score Range	Aggregate Dollar Amount of Loans	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
Above 700	$264,715	8%	7.8%	74%
661-700	399,755	12	8.2	77
621-660	801,811	25	8.6	79
581-620	812,975	25	9.1	79
541-580	632,264	20	9.6	76
540 and below	322,829	10	10.0	73
Not available	8,160	NM	9.9	75

Total	$3,242,509	100%	9.0%	77%

(1)	Calculated with respect to the interest rate at the time the loan was originated or purchased, as applicable.
NM	Not meaningful

Quality Control

Our quality control program is intended to monitor and improve the overall quality of loan production generated by our retail channel and wholesale channel and identify and communicate to management existing or potential underwriting and loan packaging problems or areas of concern. The quality control file review examines compliance with our underwriting guidelines and federal and state regulations. This is accomplished by focusing on:

•	the accuracy of all credit and legal information;

•	a collateral analysis which may include a desk review of the original appraisal;

•	employment and/or income verification; and

•	legal document review to ensure that the necessary documents are in place.

MORTGAGE LOAN SALES TO THIRD PARTIES AND SECURITIZATIONS

Before the REIT reorganization, Aames Financial sold loans to third parties in two types of transactions—whole loan sales and off-balance sheet securitizations. Aames Financial sold whole loans on a servicing released basis, meaning that it sold the loans together with the servicing rights.

Aames Financial continues to sell whole loans not retained for the REIT portfolio to capture any gain on sale of these loans and to grow our equity capital base on a consolidated basis. Aames Financial does not currently sell loans in off-balance sheet securitizations; however, after our on-balance sheet portfolio reaches its target level, Aames Financial may sell a portion of its loans in off-balance sheet securitizations depending on market conditions at that time. Aames Financial generally sells these loans within 45 days of funding and services these loans during the period between origination and transfer of servicing to the buyer, which is generally within 90 days after the sale of the loan. Aames Financial generates income primarily from:

•	gain on sale income, which is the premium received on the sale of the loan;

•	net interest income;

•	origination fee income, which consists of points and fees charged to borrowers (less yield spread premiums paid, if any, which are fees paid to wholesale brokers for mortgage loans they originate); and

•	loan servicing income.

Historically, Aames Financial’s off-balance sheet securitizations were structured as sales for both tax and financial accounting purposes. In these securitizations, Aames Financial would sell a pool of mortgage loans into a trust, which would then issue securities or bonds collateralized by the mortgage loans. Aames Financial might retain or sell the servicing rights to the securitized mortgages, as well as an interest in the pool of mortgages, called a residual interest, that entitled it to the remaining interests in the loans, if any, after all of the obligations on the issued securities or bonds had been paid in full. Today, Aames Financial sells us loans that we use to build our REIT portfolio of loans held for investment through the use of on-balance sheet securitizations.

Aames Financial uses the net proceeds of its loan sales, whether through off-balance sheet securitizations or whole loan sales, to pay down its warehouse and repurchase facilities to increase capacity under these facilities for future funding of mortgage loans. Proceeds we receive from financings on loans held for investment are also used to pay down our warehouse and repurchase facilities.

The following table sets forth information regarding our off-balance sheet securitizations and whole loan sales to third parties during the periods presented (in thousands):

	Six Months Ended December 31,		Year Ended June 30,
	2004	2003	2004	2003	2002
Loans pooled and sold in off-balance sheet securitizations	$—	$—	$—	$314,958	$584,964
Whole loan sales	2,391,671	2,900,798	6,433,871	4,188,678	2,610,041

Total loans sold	$2,391,671	$2,900,798	$6,433,871	$4,503,636	$3,195,005

Before the REIT reorganization, Aames Financial maximized opportunities in loan sale transactions by selling its loan production through a combination of off-balance sheet securitizations and whole loan sales, depending on market conditions, taking under consideration relative profitability and cash flows. Aames Financial generally realized higher gain on sale on off-balance sheet securitizations than on whole loan sales for cash. The higher gain on sale in off-balance sheet securitizations is attributable to the excess spread and mortgage servicing rights associated with retaining a residual interest and the servicing on the mortgage loans in the securitization, respectively, net of transactional costs. In an off-balance sheet securitization, we generally overcollateralize the underlying pass-through certificates or bonds by depositing mortgage loans with a principal balance exceeding the principal balance of the pass-through certificates or bonds. The up-front overcollateralization required in securitizations is generally cash flow negative to us in the early years of the securitization. In whole loan sales with servicing released, the gain on sale is generally lower than gains realized in securitizations, but we receive the gain in the form of cash.

Our total loan dispositions during the six months ended December 31, 2004 decreased $509.1 million, or 17.6%, to $2.4 billion from $2.9 billion of total dispositions reported during the comparable six month period a year ago. The decline in loan sales into the secondary markets during the six months ended December 31, 2004 from the sales during the comparable six month period during 2003 was due to our retaining a significant portion of our loan production to build a REIT portfolio of loans held for investment.

During the six months ended December 31, 2004, we relied solely on whole loan sales as our third party loan disposition strategy due to attractive pricing conditions prevailing in the whole loan markets. We recognized gains on sales of mortgage loans totaling $60.0 million and $102.7 million during the six months ended December 31, 2004 and 2003, respectively.

During the year ended June 30, 2004, we also relied solely on whole loan sales to third parties as our loan disposition strategy due to attractive pricing conditions prevailing in the whole loan markets. In addition, during the year ended June 30, 2004, we were able to sell a greater portion of our loan production by reducing the time between loan origination and loan disposition. During the year ended June 30, 2003, we relied predominantly on whole loan sales as our loan disposition strategy due primarily to favorable conditions in the whole loan market, and to limited capacity under, and the expiration of, the Forward Residual Sale Facility (“Residual Facility”). We

used the Residual Facility, which expired on March 31, 2003, to include securitizations in our loan disposition strategy by reducing the negative cash flow aspects of securitization and by providing us with another source of cash through periodic sales of residual interests for cash. In the securitizations which closed during the years ended June 30, 2003 and 2002, we sold for cash of $8.7 million and $16.4 million, respectively, the residual interests created in the securitizations through utilization of the Residual Facility. The Residual Facility was made available through an affiliate of Specialty Finance Partners, our majority stockholder prior to our REIT reorganization, Capital Z Investments, L.P., a Bermuda partnership (“CZI”). We sold all of our loan production in whole loan sales after the expiration of the Residual Facility.

In prior quarters, when we disposed of loans in off-balance sheet securitization transactions, each agreement that we entered into in connection with those securitizations required either the overcollateralization of the trust or the establishment of a reserve account that may initially have been funded by cash we deposited. If delinquencies or losses exceed certain established limits, as applicable, certain additional credit-enhancement aspects of the trust are triggered. In a securitization credit-enhanced by a monoline insurance policy, any further losses experienced in excess of the established overcollateralization amount by holders of the senior interests in the related trust will be paid by the insurer under such policy. To date, there have been no claims on any monoline insurance policy obtained in any of our securitizations.

Changes in the secondary mortgage markets, the current interest rate environment and the current economic climate could affect the mix in the composition of our strategy of selling loans in the form of securitizations or whole loan sales. Our evaluation of loan disposition strategies going forward will include the negative cash flow considerations associated with the upfront overcollateralization required in securitizations compared to the positive cash flow considerations of whole loan sales for cash.

MORTGAGE LOAN SERVICING

Aames Financial has continued to service residential mortgage loans for itself and for us, and loan servicing remains an integral part of our business operation. We believe that maintaining contact with our borrowers is critical in managing credit risk and in borrower retention. Subprime borrowers are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address these problems. Borrowers may be more motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about our products to encourage them to refinance with us. Mortgage servicing provides fee income for Aames Financial in the form of normal customer service and processing fees. We recognized $3.1 million and $4.2 million in loan servicing fee income during the six months ended December 31, 2004 and 2003, respectively. We recognized $7.8 million, $8.9 million and $12.5 million in loan servicing fee income during the three years ended June 30, 2004, 2003 and 2002, respectively.

We currently have in place an experienced subprime mortgage loan servicing team and a highly scalable servicing platform. Aames Financial’s servicing platform has received a SQ3 rating from Moody’s and a RPS3-rating from Fitch. We have over 85 servicing employees and a portfolio of approximately $2.8 billion. We believe that with our current servicing management and systems, our servicing platform is capable of servicing a portfolio of approximately $7.0 billion.

In addition to our REIT portfolio, our servicing portfolio consists of loans serviced on an interim basis, including loans held for sale and loans sold to others and subserviced on an interim basis, and to a lesser extent mortgage loans securitized prior to 2000 for which we retained servicing, and loans sold to others and subserviced on a long-term basis. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. To maximize profitability and cash flow from securitizations, we sold the servicing rights in securitizations during the years ended June 30, 2003 and 2002 for cash to nonaffiliated mortgage loan servicing companies. We do not retain servicing on loans we sell to third party in whole loan sales for cash.

The following table sets forth information regarding our servicing portfolio at the periods indicated (in thousands):

	December 31, 2004		June 30,
	2004	2003	2004	2003	2002
Mortgage loans serviced:
Loans held for investment	$1,718,696	$—	$—	$—	$—
Loans serviced on an interim basis	771,830	1,975,192	1,897,464	910,671	991,189
Loans subserviced for others on a long-term basis	129,016	—	160,371
Loans in off-balance sheet securitization trusts	224,345	290,485	229,308	741,132	1,191,560

Serviced in-house	2,843,887	2,265,677	2,287,143	1,651,803	2,182,749
Loans in off-balance sheet securitization trusts subserviced by others	—	68,228	53,885	87,829	125,421

Total servicing portfolio	$2,843,887	$2,333,905	$2,341,028	$1,739,632	$2,308,170

Percentage serviced in-house	100.0%	97.1%	97.7%	94.9%	94.6%

Our total loan servicing portfolio at December 31, 2004 increased $502.9 million, or 21.5%, to $2.8 billion from $2.3 billion at June 30, 2004 reflecting the $1.7 billion increase in servicing of loans held for investment, partially offset by declines in loans serviced on an interim basis, loans subserviced for others on a long-term basis and loans serviced in off-balance sheet securitization trusts all of which decreased due to loan portfolio run-off. Our portfolio of mortgage loans serviced on an interim basis decreased $1.1 billion to $771.8 million at December 31, 2004 from $1.9 billion at June 30, 2004 which, in turn, was an increase of $986.8 million from the $910.7 million at June 30, 2003. The decrease at December 31, 2004 was attributable to servicing primarily a smaller portion of loans on an interim basis as a result of consummating our on-balance sheet securitization in early December 2004. The servicing on such loans is included in servicing of loans held for investment.

In general, our portfolio of mortgage loans in off-balance sheet securitization trusts will continue to decline from run-off and such decline will be exacerbated by us calling such off-balance sheet securitization trusts which we expect to do during the second and third quarter of 2005. Six of our remaining seven securitization trusts with a mortgage loan principal balance of $166.2 million were callable at December 31, 2004. On February 15, 2005, we called two securitization trusts with a mortgage loan principal balance of $106.6 million of the $224.3 million at December 31, 2004 in the total portfolio of mortgage loans in off-balance sheet securitization trusts.

On November 30, 2004, we assumed servicing of $45.3 million of mortgage loans in certain off-balance sheet securitization trusts that had previously been subserviced by others. As a result of assuming servicing on these mortgage loans, we remitted $5.9 million to the former subservicer for outstanding servicing advances and, in our role of servicer, re-assumed responsibility to make future servicing advances on loans in these off-balance sheet securitization trusts.

Our portfolio of mortgage loans in off-balance sheet securitization trusts serviced in-house declined by $511.8 million, or 69.1%, to $229.3 million at June 30, 2004 from $741.1 million at June 30, 2003 due primarily to our call of 10 off-balance sheet securitization trusts which caused the portfolio of mortgage loans in securitization trusts to decline by $304.1 million and, to a lesser extent, portfolio run-off. Our $741.1 million portfolio of mortgage loans in off-balance sheet securitization trusts serviced in-house at June 30, 2003 reflected a decrease of $450.4 million, or 37.8%, from the $1.2 billion at June 30, 2002.

Loans subserviced for others on a long-term basis resulted from our sale of loans from older off-balance sheet securitization trusts called during the fiscal year ended June 30, 2004 for which we agreed to continue service on a long-term basis.

We receive a servicing fee for loans in our securitization trusts based on a percentage of the unpaid principal balance of each loan serviced. We collect servicing fees out of the borrowers’ monthly payments. In addition, as servicer we generally receive all late fees and assumption charges paid by borrowers on loans that we service directly, as well as other miscellaneous fees for performing various loan servicing functions.

Our agreements with the off-balance sheet securitization trusts typically require us, in our role as servicer, to advance interest (but not principal) on delinquent loans to the holders of the senior interests in the related securitization trusts. The agreements also require us to make certain servicing advances (e.g., for property taxes or hazard insurance) unless we determine that those advances would not be recoverable. Each agreement that we have entered into in connection with our securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by us. If delinquencies or losses exceed certain established limits, as applicable, additional credit-enhancement requirements of the trust are triggered. In a securitization credit-enhanced by a monoline insurance policy, losses in excess of the established overcollateralization amount by holders of the senior interests in the related trust will be paid by the insurer under such policy. To date, there have been no claims on any monoline insurance policy obtained in any of our securitizations.

In a senior/subordinated structure, losses in excess of the overcollateralization amount generally are allocated first to the holders of the subordinated interests and then to the holders of the senior interests of the trust. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Proceeds from the Sale of Mortgage Loans.” Realized losses on the loans are paid out of the related credit loss estimates established by us at the time of securitization or paid out of principal and interest payments or overcollateralized amounts as applicable, and if necessary, from the related monoline insurance policy or the subordinated interests. In the case of our senior/subordinated securitization transactions, holders of 51% of the certificates may terminate the servicer upon certain events of default generally relating to certain levels of loss experience, but not delinquency rates. No such events of default have occurred to date in our senior/subordinated securitizations.

In addition, the agreements governing securitizations credit-enhanced by monoline insurance typically provide that we may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including our failure to perform our obligations under the servicing agreement, the rate of over 90-day delinquent loans (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and events of bankruptcy or insolvency. Pursuant to agreements relating to two of our off-balance sheet securitization trusts, the monoline insurer requires us to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in those securitization trusts. Previously, we did not satisfy the net worth test and, as a result, the monoline insurer could have terminated us as a servicer with respect to those securitization trusts. The monoline insurer waived our failure to satisfy the net worth test and none of our servicing rights were terminated. At December 31, 2004, we met the specified net worth test. In addition, under our 1999 securitization trusts, we were appointed as a servicer on a term-to-term basis, and the monoline insurer has the right not to renew the term at any time. None of our servicing rights have been terminated.

The table below illustrates certain information regarding those off-balance sheet securitization trusts that have exceeded delinquency and loss triggers at December 31, 2004 and June 30, 2004 and 2003 (in thousands):

	December 31,		June 30,
	2004	2003	2004	2003	2002
Securitization trusts:
Number	7	7	7	17	24
Total mortgage loans serviced in securitization trusts (in-house and subserviced)	$224,345	$358,713	$283,193	$828,939	$1,316,981
Securitization trusts where we may be terminated as servicer:
Number	7	7	7	13	15
Dollar amount of mortgage loans serviced in securitization trusts (in-house and subserviced)	$224,345	$358,713	$283,193	$562,076	$880,193
Percentage of total mortgage loans serviced in securitization trusts (in-house and subserviced)	100.0%	100.0%	100.0%	67.8%	66.8%

Collections, Delinquencies and Foreclosures

We send borrowers a monthly billing statement approximately 10 days prior to the monthly payment due date. Although borrowers generally make loan payments within 10 to 15 days after the due date (the “grace period”), if a borrower fails to pay the monthly payment within this grace period, we begin collection efforts by notifying the borrower of the delinquency. In the case of borrowers with certain credit characteristics or with a poor payment history with us, collection efforts begin immediately after the due date. We continue to make contact with the borrower to determine the cause of the delinquency and to obtain a commitment to cure the delinquency at the earliest possible time.

As a general matter, if efforts to obtain payment have not been successful, a pre-foreclosure notice will be sent to the borrower immediately after the due date of the next subsequently scheduled installment (five days after the initial due date for “C” through “D” credit grades), providing 30 days’ notice of impending foreclosure action. During the 30-day notice period, collection efforts continue and we evaluate various legal options and remedies to protect the value of the loan, including arranging for extended repayment terms, accepting a deed-in-lieu of foreclosure, entering into a short sale (a sale for less than the outstanding principal amount) or commencing foreclosure proceedings. If no substantial progress has been made in collecting delinquent payments from the borrower, foreclosure proceedings will begin. Generally, we will begin foreclosure proceedings when a loan is 80 to 100 days delinquent, depending upon credit grade, other credit considerations, borrower bankruptcy status and state regulations.

We monitor our servicing and collection practices to insure they comply with applicable laws and regulations and meet industry standards.

The following table illustrates the mix of credit grades in our servicing portfolio at December 31, 2004 based upon loan characteristics at the time of origination (dollars in thousands):

Credit Grade	Dollar Amount of Loans	% of Total	Weighted Average Combined Initial Loan-to-Value	Weighted Average Interest Rate
A	$2,203,646	77%	81%	7.5%
A-	248,930	9	76	8.8
B	239,202	8	74	9.0
C	98,121	4	70	9.5
C-	27,459	1	65	10.8
D	25,650	1	61	12.8
Other(1)	879	NM	60	10.6

Total	$2,843,887	100.0%	79%	7.9%

(1)	Consists of older loans that were not assigned a credit grade at origination.
NM	Not meaningful.

Subprime mortgage loans generally have higher delinquency rates than those prevailing in the mortgage industry. As a subprime mortgage lender, we have historically experienced delinquency rates that are higher than those prevailing in the mortgage industry due to the origination of lower credit grade mortgage loans. Set forth below are our delinquency rates compared to delinquency rates for subprime mortgage loans (seasonally adjusted) and all mortgage loans (seasonally adjusted) according to the National Delinquency Survey of the Mortgage Bankers Association of America. Delinquent loans are loans for which more than one payment is due.

	At December 31, 2004	At June 30,
		2004	2003	2002
Aames Financial	2.5%	3.2%	9.0%	9.6%
Subprime Mortgage Loans	9.9%	10.0%	18.0%	15.7%
All Mortgage Loans	4.2%	4.4%	5.0%	5.3%

Our delinquency rates have declined since 2002 due in part to the fact that the loans in our portfolio of seasoned mortgage loans in off-balance sheet securitization trusts became a smaller part of our servicing portfolio, and loans in our on-balance sheet portfolio together with loans serviced on an interim basis, consisting largely of newly originated loans, have become the largest part of our servicing portfolio.

The following table sets forth delinquency information relating to our servicing portfolio as of or for the periods indicated (in thousands):

	At or During The Six Months Ended December 31,		At or During the Year Ended June 30,
	2004	2003	2004	2003	2002
Percentage of dollar amount of delinquent loans serviced (period end)(1)(2):
One month	0.3%	0.4%	0.3%	0.7%	0.7%
Two months	0.2%	0.3%	0.2%	0.3%	0.5%
Three or more months
Not foreclosed(3)	1.8%	2.8%	2.4%	7.2%	7.4%
Foreclosed(4)	0.2%	0.3%	0.3%	0.8%	1.0%

Total	2.5%	3.8%	3.2%	9.0%	9.6%

Percentage of total dollar amount of delinquent loans in:
Loans held for investment	0.2%	—%	—%	—%	—%
Loans serviced on an interim basis	1.5%	0.8%	0.6%	1.3%	1.5%
Loans subserviced for others on a long-term basis	4.8%	—%	2.7%	—%	—%
Loans in off-balance sheet securitization trusts serviced:
In-house	22.5%	12.6%	13.0%	12.9%	11.8%
By others	—%	7.8%	7.7%	4.5%	4.0%

(1)	Delinquent loans are loans for which more than one payment is due.
(2)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by us including loans serviced on an interim basis.
(3)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.
(4)	Represents properties acquired following a foreclosure sale and still serviced by us at period end.

Delinquent loans, by principal balance of the total servicing portfolio, decreased to $71.0 million at December 31, 2004 from $74.9 million at June 30, 2004 despite an increase of $502.9 million in the total servicing portfolio during the six months ended December 31, 2004. The delinquency rate at December 31, 2004 was 2.5% compared to 3.2% at June 30, 2004. The delinquency rate at December 31, 2004 declined from the delinquency rate at June 30, 2004 due to the fact that loans in our portfolio of mortgage loans in off-balance sheet securitization trusts, which contains the majority of delinquent loans, became a smaller part of our total servicing portfolio. A decline in delinquencies generally reduces our servicing advance obligations. We expect the delinquency rate to continue to decline as our portfolio of mortgage loans in off-balance sheet securitization trusts continues to decline and become a smaller component of our total servicing portfolio.

The following table summarizes the unpaid principal balance of delinquent loans at the periods presented in the total servicing portfolio (in thousands):

	December 31,		June 30,
	2004	2003	2004	2003	2002
Loans held for investment	$2,856	$—	$—	$—	$—
Loans serviced on an interim basis	11,459	15,495	11,937	12,151	15,023
Loans subserviced for others on a long-term basis	6,229	—	4,316	—	—
Loans in off-balance sheet securitization trusts serviced:
In-house	50,408	45,035	36,938	107,089	154,702
By others	—	28,016	21,725	37,214	52,405

	$70,952	$88,546	$74,916	$156,454	$222,130

Loans serviced by us are secured by mortgages, deeds of trust, security deeds or deeds to collateralize debt, depending upon the prevailing practice in the state in which the property collateralizing the loan is located. Depending on local law, foreclosure is effected by judicial action or nonjudicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys’ fees, which may be recovered by a lender, the minimum time required to foreclose and the reinstatement or redemption rights of the borrower.

Although foreclosure sales are typically public sales, frequently no third-party purchaser bids in excess of the lender’s lien because of the difficulty of determining the exact status of title to the property, the possible deterioration of the property during the foreclosure proceedings and a requirement that the purchaser pay for the property in cash or by cashier’s check. Thus, we often purchase the property from the trustee or referee through a credit bid in an amount up to the principal amount outstanding under the loan, accrued and unpaid interest, servicing advances and the expenses of foreclosure. Depending upon market conditions and other factors, including the condition of the property, the ultimate proceeds of the sale may not equal our investment in the property.

As an alternative to foreclosure, we may make for a special repayment arrangement, forestall foreclosure to enable a borrower to sell the mortgaged property or accept the payoff of less than the full principal balance and accrued interest owing on a mortgage loan. We believe that such loss mitigation efforts reduce overall losses in loan liquidations. However, the loss on such mitigation efforts is realized earlier in the life of the mortgage loan.

During the six months ended December 31, 2004, net losses on loan liquidations decreased to $6.8 million from $10.2 million during the comparable six months during 2003. Net losses on loan liquidations decreased by $17.3 million to $18.4 million during the year ended June 30, 2004 from $35.7 million during the year ended June 30, 2003, primarily due to the decrease in number of liquidated loans which corresponded to the decline in the size of our portfolio of mortgage loans in off-balance sheet securitization trusts. A majority of the foreclosures handled occurred in connection with delinquent mortgage loans in off-balance sheet securitization trusts serviced by us. Of the $18.4 million of net losses on loan liquidations during the year ended June 30, 2004, $14.7 million and $3.7 million related to mortgage loans in the off-balance sheet securitization trusts and to mortgage loans held for sale, respectively. Of the $35.7 million of net losses on loan liquidations during the year ended June 30, 2003, $31.1 million and $4.6 million related to mortgage loans in the off-balance sheet securitization trusts and to mortgage loans held for sale, respectively. We expect net losses on loan liquidations to continue to decline as our portfolio of mortgage loans in off-balance sheet securitization trusts continues to decline.

The following table sets forth foreclosure and loss information relating to our servicing portfolio for the periods indicated (in thousands):

	At or During the Six Months Ended December 31,		At or During the Year Ended June 30,
	2004	2003	2004	2003	2002
Percentage of dollar amount of loans foreclosed during the period to loans Serviced (period end)(1)(2):	0.1%	0.3%	0.5%	1.3%	2.2%
Number of loans foreclosed during the period	68	91	180	417	780
Principal amount of foreclosed loans during the period	$3,585	$5,524	$11,667	$27,703	$56,419
Number of loans liquidated during the period	163	269	503	1,033	1,624
Net losses on liquidations during the period from(3):
Loans held for investment	$—	$—	$—	$—	$—
Loans serviced on an interim basis	1,224	1,970	3,707	4,558	4,402
Loans in off-balance sheet securitization trusts serviced:
In-house	5,554	5,286	9,884	25,991	53,280
By others	—	2,924	4,780	5,120	9,762
Percentage of annualized losses to servicing portfolio(1)(2)	0.5%	1.0%	0.8%	1.6%	2.6%
Servicing portfolio at period end	$2,844,000	$2,334,000	$2,341,000	$1,740,000	$2,308,000

(1)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by us.
(2)	The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by us and any subservicer during the related periods indicated.
(3)	Represents losses, net of gains, on properties sold through foreclosure or other default management activities during the periods indicated.

Because foreclosures and losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and losses as a percentage of the current portfolio can understate the risk of future delinquencies, losses or foreclosures.

COMPETITION

We face intense competition in the business of originating, purchasing and selling mortgage loans. Our competitors in the industry include consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers, insurance companies and mortgage REITs. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. In addition, the current level of gains realized by our competitors and us on the sale of non-conforming loans could attract additional competitors into this market. Competition among industry participants takes many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additionally, competition may lower the rates we can charge borrowers and increase the price we pay to purchase loans, which would potentially lower gain on future sales. If any of our competitors significantly expand their activities into our market, our operations could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect competition. During periods of rising rates, competitors that have locked in lower rates to potential borrowers may have a competitive advantage. During periods of declining rates, competitors may solicit customers with loans in our servicing portfolio to refinance their loans.

REGULATION

Our business is regulated by federal, state and local government authorities and is subject to extensive federal, state and local laws, rules and regulations. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws and regulations include the:

•	Equal Credit Opportunity Act and Regulation B;

•	Federal Truth and Lending Act and Regulation Z;

•	Home Ownership and Equity Protection Act;

•	Real Estate Settlement Procedures Act and Regulation X;

•	Fair Credit Reporting Act;

•	Fair Debt Collection Practices Act;

•	Home Mortgage Disclosure Act;

•	Fair Housing Act;

•	Telephone Consumer Protection Act;

•	Gramm-Leach-Bliley Act;

•	Sarbanes-Oxley Act of 2002;

•	Fair and Accurate Credit Transactions Act; and

•	USA PATRIOT Act.

These laws, rules and regulations, among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges, and other fees that we may charge;

•	prohibit discrimination;

•	impose underwriting requirements;

•	mandate disclosures and notices to consumers;

•	mandate the collection and reporting of statistical data regarding our customers;

•	regulate our marketing techniques and practices;

•	require us to safeguard non-public information about our customers;

•	regulate our collection practices;

•	require us to prevent money-laundering or doing business with suspected terrorists; and

•	impose corporate governance, internal control and financial reporting obligations and standards.

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of mortgage lending licenses or exemptions;

•	demands for indemnification or loan repurchases from buyers of our loans;

•	class action lawsuits; and

•	administrative enforcement actions.

COMPLIANCE, QUALITY CONTROL AND QUALITY ASSURANCE

We regularly monitor the laws, rules and regulations that apply to our business and analyze any changes to them. We integrate many legal and regulatory requirements into our automated loan origination system to reduce the potential of inadvertent non-compliance due to human error and to prevent fraud. We also maintain policies and procedures, and summaries and checklists to help our origination personnel comply with these laws.

We maintain a variety of pre-funding quality control procedures designed to detect compliance errors prior to funding. In addition, we subject a statistical sampling of our loans to post-funding quality assurance reviews and analyses. We track the results of the quality assurance reviews and report them back to the responsible origination units. Our loans and practices are reviewed regularly in connection with the due diligence that our loan buyers and lenders perform. Our state regulators also review our practices and loan files regularly and report their results back to us.

REGULATORY DEVELOPMENTS

Federal and state legislators have adopted a variety of new or expanded regulations, particularly in the areas of privacy and consumer protection. These regulations are summarized below.

Predatory Lending Legislation

The Home Ownership and Equity Protection Act of 1994 (“HOEPA”) identifies a category of mortgage loans and subjects them to more stringent restrictions and disclosure requirements. In addition, liability for violations of applicable law for loans covered by HOEPA extends not only to the originator, but also to the purchaser of the loans. HOEPA generally covers loans with either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $499 (an annually adjusted dollar amount), or (ii) an annual percentage rate (APR) of more than eight percentage points higher than United States Treasury securities of comparable maturity on first mortgage loans, and ten percentage points above Treasuries of comparable maturity for junior mortgage loans.

We do not originate loans covered by HOEPA because of the higher legal risks as well as the potential negative perception of originating loans that are considered to be “high cost” under federal law.

Several federal, state and local laws and regulations have been adopted or are under consideration that place limitations on interest rates and charges, identify certain categories of mortgage loans as “high cost” and subject them to more stringent restrictions and disclosure requirements. In addition, some of these laws impose liability on assignees of mortgage loans such as loan buyers, lenders and securitization trusts. Such provisions deter loan buyers from purchasing loans covered by the applicable law. For example, the Georgia Fair Lending Act that took effect in October 2002 resulted in our withdrawal from the Georgia market, until the law was amended in early 2003, because our lenders and loan buyers refused to finance or purchase loans covered by that law. The recent enactment of similar laws late in 2003 in New Jersey and New Mexico has resulted in significant interruption in the secondary market, with some participants no longer purchasing home loans originated in those states, and some not purchasing just those loans covered by these new laws. We have eliminated making loans that are deemed high cost under these laws, and remain able to finance or sell those loans we make. However, a significant portion of mortgage loans in our portfolio of mortgage loans in securitization trusts are high cost mortgage loans made in 1999 or prior where the borrower was charged points and fees or interest rates above certain levels because of higher credit risk.

There can be no assurance that other similar laws, rules or regulations, won’t be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans and by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules. Adoption of these laws could also have a material adverse effect on our loan origination volume, especially if our lenders and secondary market buyers elect not to finance or purchase loans covered by the new laws.

Efforts to Avoid Abusive Lending Practices

In an effort to prevent the origination of loans containing unfair terms or involving predatory practices, we have adopted many policies and procedures, including the following:

Product Policies

•	We do not make “high cost loans” as defined by HOEPA or any state legislation or regulations.

•	We do not make loans containing single premium credit life, disability or accident insurance.

•	We do not make loans containing negative amortization, mandatory arbitration clauses or interest rate increases triggered by borrower default.

•	We offer loans with and without prepayment charges. When a borrower opts for a loan with a prepayment charge, the borrower benefits from a lower interest rate or pays lower upfront fees.

•	Our prepayment charges do not extend beyond three years from the origination date.

•	We do not originate loans that pay off zero interest rate mortgages provided by charitable organizations or the government.

Loan Processing Policies

•	We only approve loan applications that evidence a borrower’s ability to repay the loan.

•	We consider whether the loan terms are in the borrower’s best interests and document our belief that the loan represents a tangible benefit to the borrower.

•	We do not solicit our loan portfolio within 12 months of loan origination.

•	We price loans commensurate with risk.

•	We use an electronic credit grading system to help ensure consistency.

•	We do not ask appraisers to report a predetermined value or withhold disclosure of adverse features. Appraisers are paid for their work regardless of whether or not the loans are closed.

Customer Interaction and Education

•	We market our loans with a view to encouraging a wide range of applicants strongly representative of racial, ethnic and economic diversity of the markets we serve throughout the nation.

•	We provide a brochure to all loan applicants to educate them on the loan origination process, explain basic loan terms, help them obtain a loan that suits their needs and advise them on how to find a HUD-approved loan counselor.

•	We distribute our fair lending and consumer “best practices” guidelines to all newly-hired employees and brokers and require them to acknowledge that they are knowledgeable about and will abide by fair lending laws.

•	When appropriate, we also offer loss mitigation counseling to borrowers in default and provide opportunities to enter into mutually acceptable reasonable repayment plans.

•	We report borrower monthly payment performance to major credit repositories.

Evaluation and Compliance

•	We subject a statistical sampling of our loans to a rigorous quality assurance of borrower qualification, validity of information, and verified property value determination.

•	We have an internal audit department that reviews our internal controls and operations to help ensure compliance with accepted federal and state lending regulations and practices.

•	We adhere to high origination standards in order to sell our loan products in the secondary mortgage market.

•	We treat all customer information as confidential and consider it to be nonpublic information. We maintain systems and procedures to ensure that access to nonpublic consumer information is granted only to legitimate and valid users.

•	We believe that our commitment to responsible lending is good business.

•	We put our commitment into action and will continue to look for ways to promote highly ethical standards throughout our industry.

Licensing

As of December 31, 2004, we had licenses or were exempt from the licensing requirements by the relevant state banking or consumer credit agencies to originate mortgages in 47 states and the District of Columbia.

Privacy

The federal Gramm-Leach-Bliley Act obligates us to safeguard the information we maintain on our borrowers. California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation were effective July 1, 2004, and impose additional notification obligations on us that are not pre-empted by existing federal law. Regulations have been proposed by several agencies and states that may affect our obligations to safeguard information. If other states or federal agencies adopt additional privacy legislation, our compliance costs could substantially increase.

Fair Credit Reporting Act

The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Congress also amended the Fair Credit Reporting Act to place further restrictions on the use of information shared between affiliates, to provide new disclosures to consumers when risk based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Home Mortgage Disclosure Act

In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act. Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by 3%. The expanded reporting took effect in 2004 for reports filed in 2005. We anticipate that a majority of our loans will be subject to the expanded reporting requirements.

The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, loan-to-value ratio, documentation level or other salient loan features. As a result, we are concerned that the reported information may lead to increased litigation as the information could be misinterpreted by third parties.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

The Federal Communications Commission and the Federal Trade Commission adopted “do-not-call” registry requirements, which, in part, mandate that we maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we not call consumers who have chosen to be on the list. Several states have also adopted similar laws, with which we also comply.

Employees

At December 31, 2004, we employed 2,071 persons. We have satisfactory relations with our employees.

Item 2.    Properties

Our executive and administrative offices are located at 350 S. Grand Avenue, Los Angeles, California 90071, and consist of approximately 178,000 square feet, of which approximately 44,800 square feet are sublet. The lease and the sublease on these premises extend through March 2012. The monthly rental payment, including common area fees and charges, is currently $0.4 million per month, or approximately $4.8 million annually. Monthly sublease payments received from the sublessee, including common area fees and charges received from the sublessee, are currently $0.1 million per month, or approximately $1.2 million annually. We also have administrative offices located at 3347 and 3351 Michelson Drive, Irvine, California 92612, which consist of approximately 93,000 square feet under a lease that extends through November 30, 2008. The monthly rental payment, including common area fees and charges, is currently $0.2 million per month, or approximately $2.4 million annually.

We also lease space for retail branch and wholesale regional operations centers. These facilities aggregate approximately 286,000 square feet and are leased under terms that vary as to duration. In general, the leases expire between 2005 and 2009, and provide for rent escalations tied to either increases in the lessors’ operating expenses or fluctuations in the consumer price index in the relevant geographical areas.

Item 3.    Legal Proceedings

In April 2004, we received a civil investigative demand from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to our business and lending practices. The demand was issued pursuant to an April 8, 2004 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders and loan brokers to determine whether there have been violations of certain consumer protection laws. We cooperated and intend to continue to cooperate fully with the FTC in this investigation. Because the investigation is at an early stage, we cannot predict the outcome of the investigation and its effect, if any, on our business.

In September 2004, we received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to our business and lending practices in Iowa. We have cooperated and intend to continue to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, we cannot predict the outcome of the investigation and its effect, if any on our business in Iowa, which approximated 0.2% and 0.3% of total mortgage loan production during the six months ended December 31, 2004 and during the year ended June 30, 2004, respectively.

In the ordinary course of business, we are defendants in or parties to a variety of legal actions. Certain of such actions involve claims relating to the Company’s loan origination and collection efforts, alleged violations of employment laws, unfair trade practices, and other federal and state laws. In our opinion, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our consolidated financial position and results of operations.

Item 4.    Submission of Matters to Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our initial public offering on November 2, 2004, our common stock has been quoted on the New York Stock Exchange under the symbol “AIC”.

The following table sets forth the range of high and low closing sales prices on the New York Stock Exchange for our common stock during the period indicated:

	High*	Low*
Fourth Quarter (from November 2, 2004)	$11.95	$8.50

*	As reported by the New York Stock Exchange

As of March 25, 2005, we had approximately 152 stockholders of record, which amount does not include stockholders whose shares are held in the name of their broker. A common stock dividend in the amount of $0.06 per share was paid to stockholders of record as of December 31, 2004 on January 31, 2005 for the period from November 5, 2004, the date of our initial public offering, to year-end. Our dividend policy is to distribute all or substantially all of our REIT taxable earnings through quarterly cash dividends. Although we intend to have all quarterly dividends, including the fourth quarter dividend, declared and distributed to reflect a distribution of our taxable income in the relevant calendar year for tax purposes, the timing of the dividend distributions will be at the discretion of the Board.

Item 6.    Selected Financial Data

The selected consolidated financial data set forth below for the six months ended December 31, 2004 and 2003 (unaudited) and for the five years ended June 30, 2004 have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included herein (dollars in thousands, except per share data).

	Six Months Ended December 31,		Year Ended June 30,
	2004	2003	2004	2003	2002	2001	2000
		(unaudited)
Statement of Operations Data:
Interest income	$56,103	$32,596	$69,446	$69,186	$83,161	$86,477	$94,569
Interest expense	18,490	12,460	26,227	35,119	41,895	57,180	55,023

Net interest income	37,613	20,136	43,219	34,067	41,266	29,297	39,546
Provision for loan losses	1,900	—	—	—	—	—	—

Net interest income after provision for loan losses	35,713	20,136	43,219	34,067	41,266	29,297	39,546
Noninterest income:
Gain on sale of loans	59,960	102,737	261,801	174,710	139,167	120,865	86,049
Loan servicing	3,070	4,177	7,829	8,896	12,462	14,989	15,654

Total noninterest income	63,030	106,914	269,630	183,606	151,629	135,854	101,703

Net interest income and noninterest Income	98,743	127,050	312,849	217,673	192,895	165,151	141,249
Noninterest expense:
Personnel	62,660	61,049	160,169	117,547	102,451	98,404	93,239
Production	17,165	15,774	35,113	25,849	21,322	19,034	26,718
General and administrative	27,238	22,360	44,527	43,738	34,489	42,748	57,805
Write-down of residual interests	—	—	—	34,923	27,000	33,600	82,490

Total noninterest expense	107,063	99,183	239,809	222,057	185,262	193,786	260,252
Nonoperating income:
Debt extinguishment income—Capital Z	—	—	—	24,970	—	—	—
Debt extinguishment income—Others	—	—	—	6,741	—	—	—

Total nonoperating income	—	—	—	31,711	—	—	—

Income (loss) before income taxes	(8,320)	27,867	73,040	27,327	7,633	(28,635)	(119,003)
Provision (benefit) for income taxes	(5,235)	(17,976)	(17,674)	(1,839)	3,087	1,889	3,369

Net income (loss)	$(3,085)	$45,843	$90,714	$29,166	$4,546	$(30,524)	$(122,372)

Net income (loss) to common stockholders:
Basic	$(3,085)	$38,527	$77,660	$15,697	$(9,242)	$(44,445)	$(130,498)

Diluted	$(3,085)	$46,888	$92,804	$29,166	$(9,242)	$(44,445)	$(130,498)

Net income (loss) per common share:
Basic	$(0.05)	$5.54	$11.02	$2.39	$(1.45)	$(7.11)	$(21.02)

Diluted	$(0.05)	$0.45	$0.89	$0.30	$(1.45)	$(7.11)	$(21.02)

Cash dividends paid per common share:	$0.06	$—	$—	$—	$—	$—	$—

Weighted average number of common shares outstanding:
Basic	61,322	6,954	7,049	6,558	6,394	6,251	6,209

Diluted	61,322	104,387	104,364	96,053	6,394	6,251	6,209

Cash Flow Data:
Net cash provided by (used in) operating activities	$500,344	$(159,635)	$(415,458)	$141,692	$9,390	$(5,936)	$99,391
Net cash used in investing activities	(1,728,958)	(2,159)	(3,905)	(2,124)	(4,192)	(5,048)	(2,664)
Net cash provided by (used in) financing activities	1,243,527	149,545	418,370	(133,099)	(15,390)	28,388	(107,312)

Net increase (decrease) in cash and cash equivalents	$14,913	$(12,249)	$(993)	$6,469	$(10,192)	$17,404	$(10,585)

	At December 31, 2004	At June 30,
		2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$37,780	$22,867	$23,860	$17,391	$27,583	$10,179
Loans held for sale, at lower of cost or market	484,963	1,012,165	406,877	462,068	417,164	398,921
Loans held for investment, net	1,725,046	—	—	—	—	—
Residual interests and mortgage servicing rights	39,082	44,120	129,452	200,217	244,383	303,302
Total assets	2,400,875	1,151,172	627,888	766,598	785,397	790,364
Financings on loans held for investment	1,157,470	—	—	—	—	—
Revolving warehouse and repurchase facilities	809,213	886,433	343,675	383,119	393,301	375,015
Borrowings:
Financing Facility	7,680	13,887	74,116	—	—	—
5.5% Convertible Subordinated Debentures due March 2006	—	64,396	64,396	113,970	113,970	113,970
10.5% Senior Notes due February 2002	—	—	—	—	5,750	11,500
9.125% Senior Notes due November 2003	—	—	—	150,000	150,000	150,000

Total borrowings	$7,680	$78,283	$138,512	$263,970	$269,720	$275,470

Total liabilities	$2,043,249	$1,020,561	$574,914	$729,413	$739,512	$715,886
Stockholders’ equity	$357,626	$130,611	$52,974	$37,185	$45,885	$74,478

	Six Months Ended December 31.		Year Ended December 31,
	2004	2003	2004	2003	2002	2001	2000
		(unaudited)
Loan Production, Disposition And Servicing:
Loans originated or purchased:
Retail	$1,189,707	$1,168,675	$2,400,493	$1,795,447	$1,609,875	$1,180,551	$783,700
Wholesale(1)	2,397,841	1,988,222	4,588,501	2,650,733	1,632,634	1,191,079	1,295,600

Total	$3,587,548	$3,156,897	$6,988,994	$4,446,180	$3,242,509	$2,371,630	$2,079,300

Loans originated by interest rate type:
Retail:
Fixed rate	$343,291	$497,028	$832,425	$1,186,373	$996,191	$837,451	N/A
Hybrid/adjustable rate	846,416	671,647	1,568,068	609,074	613,684	343,100	N/A

Total retail	$1,189,707	$1,168,675	$2,400,493	$1,795,447	$1,609,875	$1,180,551	N/A

Wholesale:
Fixed rate	$465,061	$511,879	$1,130,761	$728,227	$226,585	$149,575	N/A
Hybrid/adjustable rate	1,932,780	1,476,343	3,457,740	1,922,506	1,406,049	1,041,504	N/A

Total wholesale	$2,397,841	$1,988,222	$4,588,501	$2,650,733	$1,632,634	$1,191,079	N/A

Total:
Fixed rate	$808,352	$1,008,907	$1,963,186	$1,914,600	$1,222,776	$987,026	N/A
Hybrid/adjustable rate	2,779,196	2,147,990	5,025,808	2,531,580	2,019,733	1,384,604	N/A

Total	$3,587,548	$3,156,897	$6,988,994	$4,446,180	$3,242,509	$2,371,630	N/A

Percentage of loan originations by broad purpose:
Cash-out refinance	58.7%	60.4%	60.4%	63.5%	61.7%	58.8%	N/A
Purchase money	37.7	31.5	33.3	23.5	18.1	23.9	N/A
Rate/term refinance	3.6	8.1	6.3	13.0	20.2	17.3	N/A

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	N/A

Loan disposition:
Whole loans sold	$2,391,671	$2,900,798	$6,433,871	$4,188,678	$2,610,041	$1,102,465	$1,419,199
Loans pooled and sold in securitizations	—	—	—	314,958	584,964	1,231,464	803,557

Total	$2,391,671	$2,900,798	$6,433,871	$4,503,636	$3,195,005	$2,333,929	2,222,756

Total servicing portfolio at period end	$2,843,887	$2,333,905	$2,314,028	$1,739,632	$2,308,170	$2,716,781	$3,561,454

Other Data:
Weighted average points on retail loan originations(3)	3.6%	3.5%	3.2%	3.6%	3.7%	4.0%	4.7%
Weighted average yield spread premium, net, on wholesale loan originations(3)	(0.5%)	(0.5%)	(0.5)%	(0.4)%	(0.3)%	(0.1)%	(0.1)%
Weighted average interest rate on loans produced(3)	7.5%	7.3%	7.3%	7.7%	9.0%	10.3%	10.2%
Weighed average initial combined loan-to-value
ratio(3)(4):
Retail	76%	77%	77%	77%	76%	75%	73%
Wholesale	81%	82%	82%	80%	79%	79%	78%
Correspondent	—	—	—	—	—	—	—
Weighted average credit score(3):
Retail	605	612	607	623	630	619	N/A
Wholesale	613	617	615	611	600	598	N/A
Number of:
Retail branches	96	95	99	93	100	101	101
Regional wholesale operations centers	5	5	5	4	4	5	7
Employees:
Loan origination	1,824	1,808	1,822	1,449	1,523	1,230	1,171
Loan servicing	89	85	81	104	118	118	150
All other	158	157	160	154	160	152	155

	2,071	2,050	2,063	1,707	1,801	1,500	1,476

Average gain on sale of Loans	2.5%	3.1%	3.2%	3.0%	3.0%	3.2%	2.2%

N/A	Information not available on this basis for these periods.
(1)	During the six months ended December 31, 2004, we did not purchase loans on a “flow” basis from correspondents. Includes the purchase of closed loans on a continuous or “flow” basis from correspondents of $4.1 million and $4.2 million, $19.3 million, $24.2 million and $40.4 million during the six months ended December 31, 2003 and the years ended June 30, 2004, 2003, 2002 and 2001, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion includes Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk. This section should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

Special Note Regarding Forward-looking Information

This report contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to our ability to ramp up our loan portfolio and our ability to pay dividends. These statements are based on management’s current expectations and beliefs and are subject to a number of trends and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Aames Investment can give no assurance that its expectations will be attained. Such forward-looking statements speak only as of the date of this report. Aames Investment expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

In addition, Aames Investment notes that a variety of factors could cause its actual results and experiences to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of Aames Investment’s business include the following: inability to originate subprime hybrid/adjustable mortgage loans; increased delinquency rates in our portfolio; increases in mortgage lending interest rates; adverse changes in the securitization and whole loan market for mortgage loans; decline in real estate values; decreases in earnings from Aames Investment calling securitization trusts; limited cash flow to fund operations; dependence on short-term financing facilities; obligations to repurchase mortgage loans and indemnify investors; concentration of operations in California, Florida, New York and Texas; extensive government regulation; losses in securitization trusts; and intense competition in the mortgage lending industry. In addition, Aames Investment cannot guarantee compliance with the federal tax requirements applicable to REITs or Aames Investment’s effective operation within limitations imposed on REITs by federal tax rules. For a more complete discussion of these risks and uncertainties and information relating to the company, see “Risk Factors.” Readers should carefully review these factors and other documents we file from time to time with the SEC.

REIT Compliance

We are a REIT, for U.S. federal income tax purposes. Aames Financial has continued its operations as our primary mortgage origination and servicing subsidiary. To meet some of the REIT qualification requirements, we conduct our loan sales, as well as other servicing and origination functions, through Aames Financial, our taxable REIT subsidiary. All loans are sourced, underwritten and processed by Aames Financial. We purchase the loans that we anticipate holding on our balance sheet, largely hybrid/adjustable rate loans, and Aames Financial sells the remainder of the loans it originates, including a majority of its fixed-rate mortgage loans, to third parties. We are required to purchase loans from Aames Financial at fair market value and Aames Financial is subject to corporate income tax on any taxable gain it recognizes on the sale.

U.S. federal income tax law requires that a REIT distribute annually to its stockholders at least 90% of its taxable income, excluding the retained earnings of any taxable REIT subsidiary it owns. If we distribute all of our taxable income to our stockholders, we will not be subject to U.S. federal income tax and will not record income tax (benefit) expense. We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to our common stockholders. Any taxable income generated by Aames Financial will be subject to regular corporate income tax and Aames Financial will continue to record income tax (benefit) expense. However, we anticipate that Aames Financial will have substantially lower effective tax rates due to historical net operating loss carryforwards for U.S. federal income tax purposes. As of December 31, 2004, Aames Financial has approximately $185.9 million of federal historical net operating loss carryforwards that expire from 2017 through 2024. Subject to annual limitations, these losses are available to offset future income. Aames Financial may retain any income it generates net of any tax liability it incurs on that income without affecting the REIT distribution requirements. If Aames Financial chooses to pay a dividend to us, the dividend could be included in the REIT distribution. Any distributions that Aames Financial makes in the future will be at the discretion of its board of directors and will depend on, among other things, its actual results of operations and liquidity levels.

To qualify as a REIT, at least 75% or our assets must be qualified real estate assets, government securities and cash and cash items and no more than 20% of the value may be comprised of stock and other securities of Aames Financial or other taxable REIT subsidiaries. The need to comply with these asset ownership requirements may cause us to acquire other assets that are qualified real estate assets for purposes of these requirements—for example, mortgage-backed securities on a leveraged basis—that are not part of our overall business strategy.

Managing Interest Rate Risk

Our hybrid/adjustable rate loans may have a fixed rate for two or three years prior to their first adjustment and may be financed with on-balance sheet securitization debt with rates that adjust monthly. As a result, our net interest income and cash flow could be negatively impacted by changes in short-term interest rates. To counteract this possibility, we may hedge the aggregate risk of interest rate fluctuations with respect to our borrowing index. We generally intend to hedge only the risk related to changes in the benchmark interest rate used in the variable rate index, usually a London Interbank Offered Rate, known as LIBOR, or a U.S. Treasury rate.

To reduce these risks, we may enter into interest rate cap agreements whereby, in exchange for a fee, we would be reimbursed for interest paid in excess of a certain capped rate. With respect to interest rate cap agreements any net payments under, or fluctuations in the fair value of, these cap agreements will be recorded in current income.

Derivative financial instruments contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. We expect to minimize this risk by using multiple counterparties and limiting them to major financial institutions with good credit ratings. In addition, we regularly monitor the potential risk of loss with any one party resulting from this type of credit risk. Accordingly, we do not expect any material losses as a result of default by other parties.

Critical Accounting Policies

Owning a Portfolio of Hybrid/Adjustable Rate Loans.    We have a portfolio of loans held for investment in addition to Aames Financial’s portfolio of loans held for sale. Accordingly, the presentation of interest income and expense on these two portfolios has been modified from that which Aames Financial shows in its historical consolidated financial statements. We differentiate our interest income and expense into two components: “Interest income—loans held for sale” and “Interest income—loans held for investment.” Interest expense is also differentiated between “Interest expense—loans held for sale” and “Interest expense—loans held for investment.” We also record a provision for loan losses on loans held for investment, which increases our allowance for loan losses, based on an estimate of probable and inherent losses in our portfolio of loans held for investment.

Our investment portfolio of loans is shown on our balance sheet as “Loans held for investment.” Prior to our REIT reorganization, all loans were shown as “Loans held for sale, at lower of cost or market.” Because Aames Financial intends to sell a portion of its loans, we continue to show these loans as “Loans held for sale, at lower of cost or market.” Mortgage-backed bonds that we issue to finance our portfolio of loans held for investment are shown as “Financings on loans held for investment.” Warehouse financing of our loans held for sale and loans held for investment but not yet securitized are shown as “Revolving warehouse and repurchase facilities.”

Upon implementing our new business plan, we employed two critical accounting policies, one of which is related to our financing strategy of using on-balance sheet securitizations and one of which is related to our REIT conversion. These policies are:

•	Allowance for loan losses; and

•	Accounting for transfers and servicing of financial assets.

Allowance for Losses on Mortgage Loans Held for Investment.    For mortgage loans held for investment, we maintain an allowance for loan losses based on our estimate of losses inherent and probable as of the balance sheet date. We evaluate the adequacy of this allowance quarterly, giving consideration to factors such as the current performance of the loans, historical performance of similar loans, credit characteristics of the portfolio, the value of the underlying collateral and the general economic environment. In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Using historic experience and taking into consideration the factors above, we estimate an allowance for loan losses, which we believe is adequate for probable and inherent losses in the portfolio of mortgage loans held for investment. Provisions for losses are charged to our consolidated statement of operations. Charge-offs of mortgage loans held for investment are charged to the allowance. While we use available information to recognize losses on loans held for investment, future additions to the allowance may be necessary based on changes in economic and other conditions.

Accounting for Transfers and Servicing of Financial Assets.    We are generating a portfolio of loans held for investment through on-balance sheet securitizations and must comply with the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or FAS 140, related to each securitization. FAS 140 is an accounting pronouncement that sets forth the criteria applicable to determining whether a transfer of financial assets is to be treated as a sale or a secured financing under generally accepted accounting principles, or GAAP. We intend for our securitizations to be treated as secured financings and accordingly, one of our critical accounting policies is compliance with the FAS 140 requirements necessary to obtain secured financing treatment for our securitizations. In addition, our strategy of retaining mortgage loans in our securitization pools on our balance sheet will reduce the number of loans we sell during the period in which we are building our retained portfolio. This will reduce the total gain on sale of loans until we build our retained portfolio and return to a pattern of selling loans.

Gain on Sale of Loans Held for Sale.    Our current loan disposition strategy relies on whole loan sales. We sell our loans in whole loan sale transactions on a cash basis. In whole loan sale transactions, the buyer acquires all future rights (including mortgage servicing rights) to the loans, without recourse except for standard representations and warranties. Gains and losses on whole loan sales are recognized when we surrender control over the loans (generally on the settlement date) based upon the difference between the proceeds received and the net carrying amount of the loans.

Accounting for Off-Balance Sheet Securitizations.    During the year ended June 30, 2004, we did not dispose of any of our mortgage loans in off-balance sheet securitization transactions. We did not retain residual interests created in any of the $315.0 million and $585.0 million of off-balance sheet securitizations which closed during the years ended June 30, 2003 and 2002, respectively, as all such residual interests were sold to an affiliate for cash under the Residual Facility. We retained the residual interests created in all of the $7.0 billion of off-balance sheet securitizations which closed prior to and during the year ended June 30, 2000. The following discusses critical accounting policies which arise only in the context of off-balance sheet securitization transactions.

In an off-balance sheet securitization, we convey loans to a special purpose entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of the pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or on the bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis of the loans (including premiums paid on loans purchased) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represent, over the estimated life of the loans, the present value of the estimated cash flows. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for credit losses. Each agreement that we have entered into in connection with our securitizations requires the overcollateralization of the trust that may initially be funded by cash deposited by us. The amount and timing of the cash flows expected to be released from the securitization trusts considers the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

We determine the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the loans are sold. These estimates include: (i) future rate of prepayment; (ii) credit losses; and (iii) discount rate used to calculate present value. The future cash flows represent management’s best estimate. Management monitors the performance of the loans, and any changes in the estimates are reflected in earnings. There can be no assurance of the accuracy of management’s estimates.

Our retained residual interests are recorded at estimated fair value and are marked to market through a charge (or credit) to earnings. On a quarterly basis, we review the fair value of our retained residual interests by analyzing our prepayment, credit loss and discount rate assumptions in relation to our actual experience and current rates of prepayment and credit loss prevalent in the industry. Additionally, on a quarterly basis we evaluate the effects, if any, that increasing or decreasing interest rates may have on the retained residual interests. We may adjust the value of our retained residual interests or take a charge to earnings related to the retained residual interests, as appropriate, to reflect a valuation or write-down, respectively, of our retained residual interests based upon the actual performance of the retained residual interests as compared to our key assumptions and estimates used to determine fair value. Although we believe that the assumptions used to estimate the fair value of the retained residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

Rate of Prepayment.    The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate represents management’s expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool (fixed or adjustable rate), the production channel which produced the loan, prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization and other industry data. The rate of prepayment may be affected by a variety of economic and other factors including, but not limited to, a declining mortgage interest rate environment.

Credit Losses.    In determining the estimate for credit losses on loans securitized, we use assumptions that we believe are reasonable based on information from our prior securitizations, the loan-to-value ratios and credit grades of the loans included in the securitizations, loss and delinquency information by origination channel, and information available from other market participants such as investment bankers, credit providers and credit agencies. On a quarterly basis, we re-evaluate our credit loss estimates.

Discount Rate.    In order to determine the fair value of the cash flow from the residual interests, we discount the cash flows based upon rates prevalent in the market.

We previously disclosed that if actual credit losses and actual prepayments exceeded the credit loss and prepayment rate assumptions, we would be required to take a charge to earnings to reflect changes in estimates for credit loss and prepayment rate assumptions. The actual performance of our retained residual interests as compared to the key assumptions and estimates used to evaluate their carrying value did not result in write-downs during either the six months ended December 31, 2004 or during the year ended June 30, 2004, but resulted in write-downs to the residual interests of $34.9 million and $27.0 million during the years ended June 30, 2003 and 2002, respectively.

The $34.9 million write-down to our retained residual interests during the year ended June 30, 2003 consisted of a $31.9 million write-down during the three months ended December 31, 2002, plus a $3.0 million write-down recorded at June 30, 2003. During the December 2002 quarter, despite lower net credit losses on liquidations of mortgage loans in the securitization trusts, we experienced higher than expected loss severity on such liquidations. During the same time, we also experienced higher than estimated prepayment speed activity for mortgage loans in the securitization trusts due to the low mortgage interest rate environment prevailing in the United States. Therefore, we increased our credit loss assumptions and changed our annual prepayment rate assumptions used to estimate the fair value of our retained residual interests. In addition, we also adjusted the underlying forward interest rate curve assumptions used to estimate the fair value of the retained residual interests. The effect of these changes in estimates resulted in the $31.9 million write-down to the carrying value of our retained residual interests. Additionally, as master servicer of the mortgage loans in the securitization trusts, we have the right to call the securitization trusts when the remaining balance of the mortgage loans sold in the securitization trusts falls below 10.0% of the original mortgage loan balance. During the year ended June 30, 2004, we called ten securitization trusts. In estimating the effects on the carrying value of the residual interests of calling four of those securitization trusts on August 15, 2003, we wrote down by $3.0 million the retained residual interests related to those four securitization trusts at June 30, 2003.

The $27.0 million write-down to our retained residual interests during the year ended June 30, 2002 was due primarily to the change in the cumulative loss estimate assumption and our evaluation of higher than anticipated delinquency trends.

We closely monitor our residual interests. If the actual rate of prepayment and credit loss performance of loans in the securitized pools vary adversely in relation to the estimates and assumptions used to estimate fair value, we will adjust the fair value of the retained residual interests through a charge to earnings.

We called two of the remaining seven securitization trusts on February 15, 2005. No adjustments to the carrying value of the residual interests by calling these securitization trusts was deemed necessary. If we call any of the five remaining securitization trusts, we might be required to write down the value of the residual interests relating to the called securitization trusts. We expect to call the five remaining securitization trusts during calendar year 2005.

The following table summarizes certain information about the securitization trusts in which we retained a residual interest at December 31, 2004 and June 30, 2004 (dollars in thousands):

	December 31, 2004	June 30, 2004
Number of securitization trusts	7	7
Aggregate principal balance of securitized loans at the time of the securitizations	$3,304,181	$3,304,181
Outstanding principal balance of securitized loans	$224,345	$283,193
Outstanding principal balance of pass-through certificates or bonds of the securitization trusts	$172,552	$227,232
Weighted average coupon rates of outstanding:
Securitized loans	10.14%	10.13%
Pass-through certificates or bonds	6.01%	5.65%

Certain historical data and key assumptions and estimates used in our December 31, 2004 and June 30, 2004 and 2003 reviews of the residual interests we retained were the following:

	December 31, 2004	June 30, 2004
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	31.4%	36.1%
Adjustable rate loans	25.4%	35.6%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	31.3% to 37.5%	34.1% to 51.0%
Adjustable rate loans	31.3% to 42.7%	28.8% to 46.6%
Estimated weighted average life of securitized loans	2.0 years	2.2 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	4.7%	4.5%
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	0.5%	0.5%
Total actual and estimated credit losses, as a percentage of original principal balances of securitized loans	5.2%	5.0%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$168,319	$166,404
Weighted average discount rate	13.7%	13.7%

To estimate the effects of changes in interest rates on the coupon rates of the adjustable rate mortgage loans, we consider current underlying indices, periodic interest rate caps, lifetime interest rate caps and contractual interest rate floors. In determining the interest rates for the floating rate pass-through certificates in the securitization trusts, we use each certificates’ specific spread over the one-month LIBOR.

The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans, in each securitization trust, ranged from 3.8% to 6.5% at December 31, 2004 and ranged from 4.2% to 9.3% at June 30, 2004. Actual and estimated credit losses vary between securitization trusts due to differing credit quality i.e., credit grade, production channel and other factors we considered when evaluating credit loss estimates.

Since January 1, 2000, all of our loan dispositions have been on a servicing released basis. However, upon sale or off-balance sheet securitization of servicing retained mortgages, we capitalize the fair value of mortgage servicing rights (“MSRs”) assets separate from the loan. We determine fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing rights is amortized over the period of estimated net future servicing fee income. We periodically review the valuation of our MSRs. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type.

During the six months ended December 31, 2004 and during the year ended June 30, 2004, we did not dispose of any of mortgage loans in off-balance sheet securitization transactions. During the years ended June 30, 2003 and 2002, we sold $315.0 million and $585.0 million, respectively, of mortgage loans in off-balance sheet securitization transactions. During the years ended June 30, 2003 and 2002, the residual interests created in the off-balance sheet securitization transactions which closed during those years were sold to CZI for $8.7 million and $16.4 million of cash, respectively, under the Residual Facility. We retained the residual interests created in the off-balance sheet securitizations which closed during the year ended June 30, 2000 and prior thereto.

Accounting for Income Taxes.    We have elected to be taxed as a REIT for federal tax purposes which means that generally we are not subject to U.S. federal income taxes on the REIT income that we distribute to our stockholders.

Aames Financial’s taxable income is subject to regular corporate income tax. Taxes are provided on substantially all income and expense items included in earnings of Aames Financial regardless of the period in which such items are recognized for tax purposes. We use an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financing statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than the enactment of changes in the tax law or rates.

Deferred income tax assets and liabilities are recognized by Aames Financial to reflect the future tax consequences of net operating loss carry forwards and differences between the tax basis and financial reporting basis of assets and liabilities. We have established a valuation allowance to reflect management’s determination that it is not more likely than not that certain deferred tax assets will be realized. The realization of deferred tax assets is evaluated by management quarterly and changes in realizability are reflected in the provision for income taxes.

Results of Operations

The following table sets forth information regarding our results of operations during the six months ended December 31, 2004 and 2003 (unaudited) and the years ended June 30, 2004, 2003 and 2002 (in thousands):

	Six Months Ended December 31,		Years Ended June 30,
	2004	2003	2004	2003	2002
		(unaudited)
Interest income	$56,103	$32,596	$69,446	$69,186	$83,161
Interest expense	18,490	12,460	26,227	35,119	41,895

Net interest income	37,613	20,136	43,219	34,067	41,266
Provision for loan losses	1,900	—	—	—	—

Net interest income after provision for loan losses	35,713	20,136	43,219	34,067	41,266
Noninterest income:
Gain on sale of loans	59,960	102,737	261,801	174,710	139,167
Loan servicing	3,070	4,177	7,829	8,896	12,462

Total noninterest income	63,030	106,914	269,630	183,606	151,629

Net interest income and noninterest income	98,743	127,050	312,849	217,673	192,895
Noninterest expense:
Personnel	62,660	61,049	160,169	117,547	102,451
Production	17,165	15,774	35,113	25,849	21,322
General and administrative	27,238	22,360	44,527	43,738	34,489
Write-down of residual interests	—	—	—	34,923	27,000

Total operating expenses	107,063	99,183	239,809	222,057	185,262
Nonoperating income:
Debt extinguishment income—Capital Z	—	—	—	24,970	—
Debt extinguishment income—others	—	—	—	6,741	—

Total nonoperating income	—	—	—	31,711	—

Income (loss) before income taxes	(8,320)	27,867	73,040	27,327	7,633
Provision (benefit) for income taxes	(5,235)	(17,976)	(17,674)	(1,839)	3,087

Net income (loss)	$(3,085)	$45,843	$90,714	$29,166	$4,546

Interest Income and Interest Expense

Interest income.    Interest income includes interest earned on loans held for investment and loans held for sale and discount accretion income recognized on our residual interests. To a lesser extent, interest income also includes interest on short-term overnight investments and the amortization of net deferred loan origination fees and costs on mortgage loans held for investment. The following table summarizes the components of interest income during the six months ended December 31, 2004 and 2003 and the years ended June 30, 2004, 2003 and 2002 (in thousands):

	Six Months Ended December 31,		Years Ended June 30,
	2004	2003	2004	2003	2002
		(unaudited)
Interest earned on:
Loans held for sale	$39,235	$28,970	$64,824	$52,411	$50,579
Loans held for investment	15,957	—	—	—	—
Overnight investments	281	—	—	—	—
Discount accretion on residual interests	—	3,385	4,357	16,558	32,457
Other interest income	630	241	265	217	125

	$56,103	$32,596	$69,446	$69,186	$83,161

Interest income increased $23.5 million to $56.1 million during the six months ended December 31, 2004 over $32.6 million during the six months ended December 31, 2003. The $23.5 million, or 72.1%, increase in interest income was primarily due to a $16.0 million increase in interest income on loans held for investment, coupled with a $10.2 million increase in interest income on loans held for sale and a $0.7 million increase in overnight investment and other interest income. These increases were partially offset by a $3.4 million decline in discount accretion income during the six months ended December 31, 2004 when compared to the same six-month period a year ago. The $16.0 million increase in interest income on loans held for investment is primarily attributable to the $1.2 billion securitization that closed during the three months ended December 31, 2004. To a lesser extent, the increase is attributable to interest income earned on the $0.5 billion of loans held for investment that were pending on-balance securitization at December 31, 2004. During the comparable period in 2003, we did not close an on-balance sheet securitization. Interest income on loans held for sale increased $10.2 million, or 35.2%, to $39.2 million during the six months ended December 31, 2004 over $29.0 million during the six months ended December 31, 2003 resulting from having higher average balances of loans held for sale outstanding coupled with higher weighted average coupon rates during the six months ended December 31, 2004 when compared to such balances and rates during the six months ended December 31, 2003.

Interest income was $69.4 million, $69.2 million and $83.2 million during the years ended June 30, 2004, 2003 and 2002, respectively. The $0.2 million, or 0.4%, increase in interest income during the year ended June 30, 2004 over the year ended June 30, 2003 was primarily due to a $12.4 million increase in interest income earned on loans held for sale resulting from higher average outstanding balances of loans held for sale despite such loans having lower weighted average coupon rates during the year ended June 30, 2004 as compared to such balances and rates during the year ended June 30, 2003. This was offset by a $12.2 million decline in discount accretion income on lower average residual interest balances during the year ended June 30, 2004 when compared to such balances during the year ended June 30, 2003. The $14.0 million, or 16.8%, decrease in interest income during the year ended June 30, 2003 from the year ended June 30, 2002 was due primarily to a $15.8 million decline in discount accretion income on lower average residual interest balances, partially offset by an increase of $1.8 million in interest income earned on loans held for sale resulting from higher average outstanding balances of loans held for sale despite such loans having lower weighted average coupon rates during the year ended June 30, 2003 as compared to such rates and balances during the year ended June 30, 2002.

Interest expense.    Interest expense includes interest borne on the balances outstanding of financings on loans held for investment, revolving warehouse and repurchase facilities and borrowings. Interest expense also includes fair value adjustments to derivative instruments used to hedge interest rate risk on our financings of mortgage loans held for investment, amortization of debt issuance expenses and debt discount on financings on mortgage loans held for investment and the amortization of commitment fees on revolving warehouse and repurchase facilities. The following table summarizes the components of interest expense during the six months ended December 31, 2004 and 2003 and the years ended June 30, 2004, 2003 and 2002 (in thousands):

	Six Months Ended December 31,		Years Ended June 30,
	2004	2003	2004	2003	2002
		(unaudited)
Interest expense on:
Financings on loans held for investment	$2,912	$—	$—	$—	$—
Revolving warehouse and repurchase facilities	15,777	6,846	15,823	13,796	16,970
Borrowings	2,011	2,862	4,986	16,190	20,308
Other:
Mark to market on interest rate cap agreements designed to hedge interest rate risk on financings of loans held for investment	(6,344)	—	—	—	—
Amortization of commitment fees, debt issuance and debt discount	3,137	2,614	5,095	4,930	4,507
Bank charges and other	997	138	323	203	110

Total interest expense	$18,490	$12,460	$26,227	$35,119	$41,895

Interest expense increased $6.0 million to $18.5 million during the six months ended December 31, 2004 over $12.5 million during the six months ended December 31, 2003. The increase in interest expense reported during the six months ended December 31, 2004 from levels reported during the same period a year ago was primarily due to higher average borrowings and rates associated with our revolving warehouse and repurchase facilities used to fund the origination of mortgage loans prior to their disposition. To a lesser extent, the increase was due to the $1.2 billion of financing on loans held for investment created in the on-balance sheet securitization that closed during the three months ended December 31, 2004. These increases were partially offset by a $6.3 million positive mark at December 31, 2004 on open interest rate cap agreements, in place to hedge our financings on loans held for investment, to their estimated fair value. In addition, interest expense declined due to lower average amounts outstanding under our nonrevolving financing facility (included in borrowings) at December 31, 2004 when compared to the average amount outstanding a year ago. Interest expense also includes the amortization of capitalized financing costs for revolving committed warehouse facilities we have entered into, and the amortization of debt issuance and debt discount. Such amortization was $3.1 million and $2.6 million during the six months ended December 31, 2004 and 2003, respectively.

Interest expense declined $8.9 million, or 25.3%, to $26.2 million during the year ended June 30, 2004 from $35.1 million during the year ended June 30, 2003 which, in turn, was a decrease of $6.8 million, or 16.2%, from the $41.9 million of interest expense reported during the year ended June 30, 2002. The decrease in interest expense reported during the year ended June 30, 2004 from levels reported during the year ended June 30, 2003 resulted primarily from lower interest rates associated with our revolving warehouse and repurchase facilities used to fund the origination of mortgage loans prior to their disposition despite increased average borrowings under the facilities during fiscal 2004 when compared to such rates and average borrowings during fiscal 2003. To a lesser extent, the decrease in interest expense resulted from the full redemption of our Senior Notes and a $49.6 million decrease in the 5.5% Convertible Subordinated Debentures due 2006, or 2006 Debentures, during the year ended June 30, 2003. Our revolving warehouse and repurchase agreements bear interest rates that are indexed to the one-month LIBOR which, during the year ended June 30, 2004, was lower on average than levels during the year ended June 30, 2003. Amortization of commitment fees, debt issuance costs, and debt discount increased $0.2 million during the year ended June 30, 2004 over the amount reported during the year ended June 30, 2003.

The decrease in interest expense during the year ended June 30, 2003 from levels reported during the year ended June 30, 2002 resulted primarily from lower interest rates associated with our revolving warehouse and repurchase facilities despite increased average borrowings under the facilities during fiscal 2003 when compared to such rates and average borrowings during fiscal 2002. To a lesser extent, the decrease in interest expense resulted from a $22.1 million decrease in our Senior Notes and a $44.8 million decrease in the 5.5% Convertible Subordinated Debentures due 2012 (the “2012 Debentures”) through our extinguishment of such debt during the year ended June 30, 2003.

Interest expense is expected to increase in future periods due to our business strategy of financing our loans held for investment through on-balance sheet securitizations, our continued reliance on external financing arrangements to fund mortgage loan production and expected continued upward pressure on the one-month LIBOR, the index used in our borrowing arrangements, in coming quarters.

Other Income

Gain on Sale of Loans.    The components of gain on sale of loans during the six months ended December 31, 2004 and 2003 (unaudited) and during the years ended June 30, 2004, 2003 and 2002 are summarized in the following table (in thousands):

	Six Months Ended December 31,		Years Ended June 30,
	2004	2003	2004	2003	2002
		(unaudited)
Gain on loan sale	$77,272	$101,122	$236,346	$153,556	$107,159
Loan origination fees and costs, net	(5,559)	12,592	53,354	39,137	43,637
Provision for representation, warranty and other losses	(8,140)	(10,577)	(27,078)	(6,536)	—
Hedge gains (losses)	(3,294)	—	1	(10,871)	(10,810)
Miscellaneous costs	(319)	(400)	(822)	(576)	(819)

Gain on sale of loans	$59,960	$102,737	$261,801	$174,710	$139,167

Gain on sale of loans includes gain from whole loan sale transactions, recognized and deferred loan origination fees and costs, provisions for representation, warranty and other miscellaneous losses, gains and losses on derivative instruments and miscellaneous costs related to loan sale activities. Gain on sale of loans is impacted by the timing and mix of loan origination and sales as net, pursuant to FAS 91, loan origination fees and costs related to mortgage loans originated and held for sale are deferred and recognized in gain on sale of loans at the time the mortgage loans are sold. The deferral of net loan origination fees and costs was not material to our consolidated financial statements at and during the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002.

Gain on sale of loans decreased $42.7 million, or 41.6%, to $60.0 million during the six months ended December 31, 2004 from $102.7 million during the comparable six month period a year ago. The $42.7 million decrease was due to a $23.8 million decrease in gain on sale from whole loan sale transactions, a decrease of $18.2 million in net loan origination fees and costs, a $3.3 million increase in hedge losses offset by a $2.5 million decrease in the provision for representation, warranty and other miscellaneous losses.

The $23.8 million decrease in gain on whole loan sales was due primarily to the $509.1 million, or 17.6%, decrease in mortgage loan sales during the six months ended December 31, 2004 from mortgage loan sales during the comparable six month period a year ago. To a lesser extent, gain on sale declined due to lower gain on sale rates realized on whole loan sales during the six months ended December 31, 2004 compared to such rates during the comparable 2003 period. During the six months ended December 31, 2004, net loan origination fees and costs increased $18.2 million from amounts reported during the six months ended December 31, 2003 due to the mix in the composition of loans originated and sold during the six months ended December 31, 2004. During the six months ended December 31, 2004, we recorded a $3.3 million charge to gain on sale of loans for losses on interest rate cap agreements that were in place during the six months ended December 31, 2004 to hedge interest rate risks to our loans held for sale. Substantially all of the $3.3 million charge related to realized losses recorded on interest rate cap agreements which closed during the first half of the six months ended December 31, 2004. Finally, during the six months ended December 31, 2004, we charged $8.1 million to gain on sale of loans for estimated contractual representation and warranty obligations on loans previously sold and for loans held for sale that are delinquent, have collateral deficiencies or have other attributes that effect their sale potential. This $2.5 million decrease from the $10.6 million provided during the six months ended December 31, 2003, was due principally to less loans having been sold in whole loan sales during the six months ended December 31, 2004 when compared to the same six month period a year ago.

Gain on sale of loans during the year ended June 30, 2004 increased $87.1 million, or 87.6%, to $261.8 million from $174.7 million during the year ended June 30, 2003. The increase in gain on sale of loans during the year ended June 30, 2004 over gain on sale of loans during the year ended June 30, 2003 resulted primarily from the $1.9 billion, or 42.9%, increase in total mortgage loan dispositions during the year ended June 30, 2004 over mortgage loan disposition levels reported during the year ended June 30, 2003, partially offset by the lower gain on sale rates we realized on whole loan sales during the year ended June 30, 2004, compared to the gain on sale rates realized on our mix of whole loan and securitization dispositions during the year ended June 30, 2003. During the year ended June 30, 2004, we relied solely on whole loan sales for cash as our loan disposition strategy. In comparison, during the year ended June 30, 2003, we relied on a combination of securitization and whole loan sales for cash as our loan disposition strategy based on our review of market conditions, profitability and cash flow needs and our ability to sell the residual interest created in the securitization to CZI under the Residual Facility, which expired on March 31, 2003.

At June 30, 2004, we had $550.0 million notional amount of interest rate cap agreements in place to hedge interest rate risk on loans held for sale. During the year ended June 30, 2004, there were no material adjustments to mark the interest rate cap agreements to market. At June 30, 2003, we had no derivative instruments in place. Gain on sale of loans during the year ended June 30, 2003 was reduced by $10.9 million of hedge losses on closed hedge positions. Gain on sale of loans during the year ended June 30, 2003 includes $8.7 million of cash proceeds from the sale of residual interests to CZI under the Residual Facility. In addition, gain on sale of loans during the year ended June 30, 2003 includes $4.1 million of cash proceeds from the sale of mortgage servicing rights and the rights to prepayment fee income that were sold to an unaffiliated independent mortgage servicing company related to the securitization which closed during the period. During the year ended June 30, 2004, loan origination costs, net of loan origination fees increased $14.2 million over amounts reported during the year ended June 30, 2003. Finally, gain on sale of loans during the year ended June 30, 2003 was reduced by the amortization of $0.7 million of capitalized costs related to obtaining the Residual Facility, substantially all of which related to amortization of the remaining capitalized facility fee paid to CZI. The Residual Facility with CZI expired on March 31, 2003.

The increase in gain on sale of loans during the year ended June 30, 2003 over gain on sale of loans during the year ended June 30, 2002 resulted primarily from the $1.3 billion, or 40.6%, increase in our volume of total loan dispositions to $4.5 billion during the year ended June 30, 2003 over the $3.2 billion of total loan dispositions during the year ended June 30, 2002. This increase in loan dispositions was due primarily to increased loan production during the year ended June 30, 2003 and, to a lesser extent, by our quicker disposition of our loan production. While our gain on sale rates recognized on our whole loan sales were higher during the year ended June 30, 2003 than the gain on sale rates recognized on such sales during the year ended June 30, 2002 due primarily to improved market conditions in the whole loan markets during fiscal 2003 compared to fiscal 2002, our overall gain on sale rates recognized during the year ended June 30, 2003 were down from the gain on sale rates recognized during the year ended June 30, 2002. The decline was due primarily to the lower dollar amount of our fiscal 2003 securitizations coupled with less favorable market conditions at the time of its consummation during the quarter ended December 2002 when compared to the higher dollar amount of securitizations and improved market conditions prevailing in the secondary markets when the securitizations closed during the year ended June 30, 2002. The mix in the composition of securitizations and whole loan sales for cash differed during the years ended June 30, 2003 and 2002 based upon our review of market conditions, profitability and cash flow needs. When expressed as a percentage of the $4.5 billion of total loan dispositions during the year ended June 30, 2003, whole loan sales for cash and loans sold in securitizations comprised 93.0% and 7.0%, respectively. In comparison, of the $3.2 billion of total loan dispositions for the year ended June 30, 2002, whole loan sales for cash and loans sold in securitizations comprised 81.7% and 18.3%, respectively. Whole loan sales were $4.2 billion during the year ended June 30, 2003, an increase of $1.6 billion over the $2.6 billion of whole loan sales during the year ended June 30, 2002. During the year ended June 30, 2003, loans sold in securitizations declined by $270.0 million to $315.0 million from $585.0 million of securitizations during the year ended June 30, 2002. Our higher reliance on whole loan sales for cash as a mortgage loan disposition strategy during the year ended June 30, 2003 was primarily due to the generally more favorable conditions in the whole loan sale markets and, to a lesser extent, due to the limited capacity in and the expiration of the Residual Facility on March 31, 2003. During the year ended June 30, 2003, we, as we have from time to time, entered into forward interest rate swap agreements designed to mitigate interest rate exposure to mortgage loans in our inventory and pipeline in anticipation of closing loan disposition transactions during the year. Gain on sale of loans during the year ended June 30, 2003 included charges of $10.9 million, all of which related to losses on hedge positions which closed during that period. Gain on sale of loans during the year ended June 30, 2003 included $4.1 million of gain on sale of mortgage servicing rights and the rights to prepayment fee income sold for cash to unaffiliated independent mortgage servicing companies relating to all of the mortgage loans in our 2003 securitizations. Finally, during the year ended June 30, 2003, loan origination costs, net of loan origination fees, decreased $4.6 million from amounts reported during the year ended June 30, 2002 due to the mix in the composition of loans originated and sold during year ended June 30, 2003.

Loan Servicing.    Loan servicing revenue consists of prepayment fees, late charges and other fees we retain and servicing fees earned on securitized pools, reduced by subservicing costs related to servicing advance arrangements and amortization of our MSRs. See “Critical Accounting Policies.” Loan servicing revenue decreased $1.1 million to $3.1 million during the six months ended December 31, 2004 from $4.2 million during the six months ended December 31, 2003. The decrease was primarily due to a $0.6 million decrease in beneficiary demand fees coupled with a decrease in servicing, late and prepayment fees aggregating $0.7 million. These were partially offset by a $0.2 million decrease in MSR amortization and subservicing related expenses.

Loan servicing revenue during the year ended June 30, 2004 was $7.8 million as compared to $8.9 million and $12.5 million during the years ended June 30, 2003 and 2002, respectively. The $1.1 million decrease in loan servicing revenue during the year ended June 30, 2004 from June 30, 2003 was primarily due to declines in servicing, late and prepayment fees aggregating $3.7 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights in the aggregate amount of $2.6 million. The declines in servicing, late and prepayment fees during the year ended June 30, 2004 are due to the $511.8 million, or 69.1%, decrease in mortgage loans in off-balance sheet securitization trusts serviced in-house during the year ended June 30, 2004 compared to such loans serviced in-house during the year ended June 30, 2003, together with a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of prepayment fees. Subservicing expenses and related resolution, set-up and reperformance expenses during the year ended June 30, 2004 were $0.2 million, down $0.2 million from the $0.4 million of such expenses during the year ended June 30, 2003. Amortization of mortgage servicing rights declined $2.5 million to $0.2 million during the year ended June 30, 2004 from the $2.7 million during the year ended June 30, 2003. Our mortgage servicing rights were fully amortized at June 30, 2004.

The $3.6 million decrease in loan servicing revenue during the year ended June 30, 2003 from June 30, 2002 was due primarily to declines in servicing, late and prepayment fees aggregating $5.7 million, partially offset by declines in subservicing related expenses and amortization of mortgage servicing rights in the aggregate amount of $2.1 million. The declines in servicing, late and prepayment fees during the year ended June 30, 2003 were due to the $451.0 million, or 37.8%, decrease in mortgage loans in securitization trusts serviced in-house during the year ended June 30, 2003 compared to such loans serviced in-house during the year ended June 30, 2002, together with a decrease in prepayment fees due to the aging of loans in the portfolio beyond the term of prepayment fees. Subservicing expenses and related resolution, set-up and reperformance expenses during the year ended June 30, 2003 were $0.4 million, down $1.3 million from the $1.7 million of such expenses during the year ended June 30, 2002. Amortization of mortgage servicing rights declined $0.9 million to $2.7 million during the year ended June 30, 2003 from $3.6 million during the year ended June 30, 2002.

We previously had in place two arrangements designed to reduce our servicing advance obligations. In the first arrangement, which expired on November 30, 2004, but which was in place during the years ended June 30, 2004, 2003 and 2002, a loan servicing company purchased certain advances and agreed to make future advances with respect to an aggregate $388.0 million ($53.9 million at June 30, 2004) in principal amount of loans. In the second arrangement, which expired during the year ended June 30, 2003, an investment bank purchased certain servicing related advances and agreed to undertake the obligation to make a substantial portion of our advance obligations.

Total Operating Expenses

General.    Total operating expenses increased $7.9 million to $107.1 million during the six months ended December 31, 2004 over $99.2 million during the six months ended December 31, 2003. The increase in total expenses during the six months ended December 31, 2004 over total expenses during the comparable period in 2003 was attributable to increases of $1.6 million, $1.4 million and $4.9 million in personnel expense, production and general and administrative expense, respectively. Total operating expenses during the year ended June 30, 2004 were $239.8 million compared to $222.1 million during the year ended June 30, 2003 and $185.3 million during the year ended June 30, 2002. The $17.7 million increase in total operating expenses during the year ended June 30, 2004 over the year ended June 30, 2003 was attributable to increases of $42.6 million, $9.3 million and $0.7 million in personnel, production and general and administrative expense, respectively, partially offset by a decline of $34.9 million in residual interest write-downs. The $36.8 million increase in total operating expenses during the year ended June 30, 2003 over the year ended June 30, 2002 was attributable to increases of $15.2 million, $4.5 million, $9.2 million and $7.9 million in personnel, production, general and administrative expense and residual interest write-downs, respectively.

Personnel.    Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes commissions that are generally related to our loan origination volume, as retail and broker account executives earn incentives on funded loans. Pursuant to FAS 91, direct personnel costs incurred on mortgage loans originated but not yet sold are deferred to future periods and recognized as a charge to gain on sale at the time the mortgage loans are sold.

The following table summarizes the components of personnel expense during the periods presented (in thousands):

	Six Months Ended December 31,		Year Ended June 30,
	2004	2003	2004	2003	2002
		(unaudited)
Compensation	$98,222	$76,211	$162,126	$123,480	$107,328
Net deferred loan origination costs	(41,785)	(19,844)	(12,764)	(14,061)	(12,349)
Medical and other benefits	5,595	3,804	9,065	7,005	6,200
Other	628	878	1,742	1,123	1,272

Total personnel expense	$62,660	$61,049	$160,169	$117,547	$102,451

Personnel expense increased $1.6 million during the six months ended December 31, 2004 over personnel expense during the comparable six-month period a year ago. The $1.6 million increase was comprised of increases of $22.0 million and $1.8 million in compensation and medical and other benefits, respectively, partially offset by a $21.9 million increase in net deferred loan origination costs and a $0.3 million decline in miscellaneous personnel expense. The $22.0 million increase in compensation was comprised of $17.3 million of compensation paid in connection with the REIT reorganization and $5.3 million of increased compensation offset partially by a $0.7 million decline in commissions, bonuses and incentives. The $17.3 million of REIT reorganization related compensation expense was comprised of a $10.9 million charge related to the issuance of restricted stock units and a $6.4 million charge related to the conversion of Series E Preferred Stock Options, both of which occurred as a result of the REIT reorganization. The $5.3 million increase in compensation resulted from increased staffing levels, principally in the retail branches and wholesale operations centers, during the six months ended December 31, 2004 over those during the comparable six month period a year ago. The $0.7 million decrease in commissions, bonuses and incentives during the six months ended December 31, 2004 from those reported during the comparable six month period during 2003 was due to a decrease in management incentives. Net deferred personnel costs on mortgage loans originated but not yet sold increased $21.9 million during the six months ended December 31, 2004 over those reported a year ago due primarily to the mix in the composition of loans originated and sold during the 2004 period when compared to those originated and sold during the 2003 period. The $1.8 million increase in health, medical and other benefit costs during the six months ended December 31, 2004 over the amount reported during the comparable period a year ago was attributable to increased costs for such benefits and increased staff levels.

Personnel expense during the year ended June 30, 2004 increased $42.6 million over personnel expense reported during the year ended June 30, 2003. The $42.6 million increase was comprised of increases of $38.6 million, $2.1 million, and $0.6 million in compensation, medical and other benefits and miscellaneous other personnel costs, respectively, coupled with a $1.3 million decrease in net deferred loan origination costs. The $38.6 million increase in compensation expense was attributable primarily to a $25.6 million increase in commissions, bonus and incentives and, to a lesser extent, a $13.0 million increase in salaries, temporary and overtime expenses and payroll taxes. The $25.6 million increase in commissions, bonus and incentives during the year ended June 30, 2004 over amounts reported a year ago was due primarily to a $22.7 million increase in commission compensation earned by retail and wholesale account executives and was attributable to the $2.5 billion, or 57.2%, increase in total loan production during the year ended June 30, 2004 over total loan production during the year ended June 30, 2003. To a lesser extent, the increase was comprised of a $2.9 million increase in incentive compensation relative to senior management during the year ended June 30, 2004 over the year ended June 30, 2003. The $13.0 million of increased salary related expense resulted from increased staffing levels during the year ended June 30, 2004 over staffing levels during the year ended June 30, 2003 due primarily to the impact on head count caused by the increase in retail branches and wholesale operations centers, over the year ended June 30, 2003. The $2.1 million increase in health, medical and other benefit costs during the year ended June 30, 2004 over the amount reported the prior year was attributable to increased costs for such benefits and increased staff levels. Net deferred personnel costs on mortgage loans originated but not yet sold decreased $1.3 million during the year ended June 30, 2004 from those reported a year earlier due primarily to the mix in the composition of loans originated and sold during the 2004 period when compared to those originated and sold during the 2003 period. The $15.0 million increase in personnel expense during the year ended June 30, 2003 over personnel expense during the year ended June 30, 2002 was comprised of increases of $16.1 million and $0.8 million in compensation and medical and other benefits, partially offset by a $1.7 million increase in net deferred loan origination costs and a $0.2 million decrease in miscellaneous personnel expense. Substantially all of the increase in compensation was attributable to commissions and bonuses resulting from increased loan production levels during fiscal 2003 over loan origination levels in fiscal 2002 and, to a lesser extent, increased staffing levels during fiscal 2003 over fiscal 2002. The increase in medical and other benefits was attributable to the increase in staff levels during fiscal 2003 over those during fiscal 2002. Finally, the $1.7 million increase in net deferred loan origination costs reflected the mix in the composition of loans originated and sold during 2003 when compared to those originated and sold during fiscal 2002.

Production.    Production expense increased $1.4 million, or 8.8%, to $17.2 million during the six months ended December 31, 2004 over $15.8 million during the six months ended December 31, 2003. The $1.4 million increase in production expense was due primarily to a $1.0 million increase in advertising expense, coupled with a $0.4 million increase in sales incentives relative to the $430.7 million, or 13.6%, increase in our loan production volumes during the six months ended December 31, 2004 over production volumes during the six months ended December 31, 2003.

Production expense when expressed as a percentage of total loan origination volume for the six months ended December 31, 2004 and 2003 remained constant at 0.5% primarily due to the increase in loan production and an increase in production expense during the six months ended December 31, 2004 over amounts reported during the six months ended December 31, 2003.

Production expense increased $9.3 million, or 35.8%, to $35.1 million during the year ended June 30, 2004 from $25.8 million during the year ended June 30, 2003. The increase in production expense during the year ended June 30, 2004 over the production expense for the year ended June 30, 2003 is primarily due to increased advertising expenses relative to the $2.5 billion, or 57.2%, increase in our loan production volumes during the year ended June 30, 2004 over production volumes during the year ended June 30, 2003. The increase in production expense during the year ended June 30, 2003 over the prior year is due primarily to increased advertising expenses relative to the $1.2 billion, or 37.5% increase in our loan production volumes during the year ended June 30, 2003 over production volumes during the year ended June 30, 2002.

Production expense when expressed as a percentage of total loan origination volume for the year ended June 30, 2004, 2003 and 2002 was 0.5%, 0.6% and 0.7%, respectively. The decrease in the percentage during the year, ended June 30, 2004 from the percentage during the year ended June 30, 2003 is attributable to the $2.5 billion, or 57.2%, increase in total loan production during the year ended June 30, 2004 over the loan origination volume reported for the year ended June 30, 2003, partially offset by the 35.8% increase in production expense during the year ended June 30, 2004 over the year ended June 30, 2003. The decrease in the percentage during the year ended June 30, 2003 from the percentage during the year ended June 30, 2002 is attributable to the $1.2 billion, or 37.5%, increase in total loan production during the year ended June 30, 2003 over the origination volume reported for the year ended June 30, 2002, partially offset by the 21.1% increase in production expense during the year ended June 30, 2003 over the year ended June 30, 2002.

General and Administrative.    General and administrative expense increased $4.9 million, or 21.8%, to $27.2 million during the six months ended December 31, 2004 from $22.4 million during the six months ended December 31, 2003. The $4.9 million increase in general and administrative expense was due primarily to increases of $4.6 million, $0.8 million and $0.4 million in professional and legal fees, occupancy and corporate related insurance expenses, respectively. These increases were partially offset by decreases of $0.7 million and $0.2 million in miscellaneous and communications expenses, respectively. The increase in professional fees is due primarily to $4.1 million of costs incurred related to the REIT reorganization. The increase in occupancy is related to the increase in retail branches from 93 at December 31, 2003 to 96 at December 31, 2004 and to rental rate increases during the six months ended December 31, 2004. The increase in corporate related insurance was attributable to premium increases passed through to us by carriers. The decrease in miscellaneous expenses was primarily due to a $0.8 million decrease in the provision for estimated uncollectible servicing advances.

General and administrative expense increased $0.7 million, or 1.8%, to $44.5 million during the year ended June 30, 2004 from $43.7 million during the year ended June 30, 2003 which, in turn, was a $9.2 million, or 26.8%, increase from $34.5 million during the year ended June 30, 2002. The $0.7 million increase in general and administrative expenses during the year ended June 30, 2004 over such expenses during the year ended June 30, 2003 was primarily due to increases of $1.6 million, $1.2 million, $1.0 million and $0.8 million in occupancy, communication, corporate related insurance and professional expenses, offset by decreases of $1.2 million and $2.7 million in legal and miscellaneous expenses, respectively. The increases in occupancy, communication and corporate related insurance costs are primarily due to the increase in the number of retail branches and National Loan Centers from 93 at June 30, 2003 to 99 at June 30, 2004. The $1.2 million decrease in legal costs was primarily due to legal fees we incurred during the year ended June 30, 2003 in resolving certain litigation matters and in closing the exchange offer pursuant to which we exchanged $49.6 million of the outstanding 2006 Debentures that were tendered and issued in an equal amount of 2012 Debentures. The $2.7 million decrease in miscellaneous expenses was primarily due to the write-off in fiscal 2003 of $2.8 million of aged late fees receivable. The increase in general and administrative expenses during the year ended June 30, 2003 over such expenses during the year ended June 30, 2002 was due primarily to increases of $5.8 million,

$2.8 million, $1.8 million and $0.6 million in miscellaneous, professional, legal and corporate related insurance expenses, respectively, partially offset by declines of $1.0 million and $0.8 million in occupancy and communication expenses, respectively.

During the six months ended December 31, 2004 and 2003, we paid total rent of $5.2 million and $4.5 million, respectively, and received total sublease payments of $0.7 million during both the six months ended December 31, 2004 and 2003. During the years ended June 30, 2004, 2003 and 2002, we paid total rental payments of $9.4 million, $8.1 million and $8.2 million, respectively, and received total sublease payments of $1.4 million, $1.4 million and $1.0 million, respectively.

Write-down of residual interests.    During the six months ended December 31, 2004 and 2003 and during the year ended June 30, 2004, we did not record a write-down to our residual interests; however, during the years ended June 30, 2003 and 2002, we recorded write-downs to our residual interests of $34.9 million and $27.0 million, respectively.

During the year ended June 30, 2003, despite lower net credit losses on liquidations of mortgage loans in the securitization trusts, we experienced higher than expected loss severities on such liquidations. During the same time, we also experienced higher than estimated prepayment speed activity for mortgage loans in the securitization trusts due to the low mortgage interest rate environment prevailing in the United States. Therefore, we increased our credit loss assumptions and changed our annual prepayment rate assumptions used to estimate the fair value of our retained residual interests. During the year ended June 30, 2003, we also adjusted the underlying forward interest rate curve assumption used to estimate the fair value of our retained residual interests. The effect of these changes in estimates resulted in a $31.9 million write-down to the carrying value of our retained residual interests. Additionally, as master servicer of the mortgage loans in the securitization trusts, we have the right to call at par the mortgage loans in securitization trusts when the remaining balance of the mortgage loans sold in the securitization trusts falls below 10.0% of the original mortgage loan balance. During the year ended June 30, 2003, we called the mortgage loans in seven of the securitization trusts which did not materially effect the carrying value of our retained residual interests. In August 2003, we notified the trustee of the securitization trusts of our intent to call four additional securitization trusts. In estimating the effects on the carrying value of the retained residual interests of calling the mortgage loans in those four securitization trusts, we wrote down by $3.0 million the retained residual interests related to those four securitization trusts.

The $27.0 million write-down recorded during the year ended June 30, 2002, primarily reflected our unfavorable assessment of actual credit loss and delinquency experience of certain loans in the securitization trusts as compared to credit loss and delinquency assumptions.

Nonoperating income

Debt Extinguishment Income.    During the six months ended December 31, 2004 and 2003 and during the year ended June 30, 2004, we did not record any debt extinguishment income. During the year ended June 30, 2003, we recorded debt extinguishment income of $31.7 million. On December 13, 2002, we consummated an exchange offer, pursuant to which we exchanged $49.6 million of the outstanding 2006 Debentures that were tendered and issued an equal amount of 2012 Debentures. On December 23, 2002, we redeemed $19.8 million, or 40.0%, of the principal amount outstanding on the 2012 Debentures through a scheduled mandatory sinking fund payment. Of the $19.8 million sinking fund payment, $16.6 million was paid to Specialty Finance Partners with respect to $41.6 million of 2012 Debentures owned by Specialty Finance Partners. On March 31, 2003, Specialty Finance Partners forgave its remaining $25.0 million principal balance of 2012 Debentures, which was recorded as debt extinguishment income. The remaining $4.7 million of our outstanding 2012 Debentures were fully redeemed on June 30, 2003 at the optional call price of 5.0%, or $0.2 million, of the outstanding principal balance, resulting in $4.5 million of debt extinguishment income.

During the year ended June 30, 2003, in a series of transactions that were all with unrelated parties, we redeemed $22.1 million principal balance of our Senior Notes at a discount from par for $19.9 million and recognized debt extinguishment income of $2.2 million. At June 30, 2003, we redeemed the remaining $127.9 million principal balance of our Senior Notes representing all of the remaining outstanding Senior Notes, at par plus accrued and unpaid interest. The redemption of the Senior Notes was funded by the $74.1 million financing facility secured by our residual interests and certain of our servicing advances, or Financing Facility, and $53.8 million of cash.

Provision (Benefit) for Income Taxes

During the six months ended December 31, 2004 and 2003, we recorded an income tax provision (benefit) of $(5.2) million and $(18.0) million, respectively, which reflect effective tax (benefit) rates of (62.9)% and (64.5)%, respectively. Our $5.2 million tax benefit for the six months ended December 31, 2004 differed from an expected federal benefit of $2.9 million calculated at the marginal federal tax rate of 35.0% due to the $3.3 million benefit related to the non-taxability of the REIT earnings plus the $2.9 million benefit resulting from the decrease in the tax valuation allowance, partially offset by the $2.8 million state tax provision and $1.1 million of non-deductible reorganization costs. Our $18.0 million tax benefit for the six months ended December 31, 2003 differed from an expected federal tax expense of $9.8 million calculated at the federal marginal rate of 35.0% due to the $28.7 million decrease in valuation allowance, partially offset by $0.9 million of other items.

During the years ended June 30, 2004, 2003 and 2002, we recorded an income tax provision (benefit) of $(17.7) million, $(1.8) million and $3.1 million, respectively, which reflect effective tax rates of (24.2)%, (6.7)% and 40.4%, respectively. Our $17.7 million tax benefit during the year ended June 30, 2004 differed from the expected federal provision of $25.6 million calculated at the effective federal tax rate of 35.0% due to the $47.4 million federal benefit resulting from the decrease in the tax valuation allowance offset partially by $6.3 million state provision which related to various state tax obligations. We have determined that it is more likely than not that certain future tax benefits will be realized as a result of future income. Therefore, during the year ended June 30, 2004 and the six months ended December 31, 2004 and 2003, our tax valuation account was decreased to recognize both anticipated future income and the current realization of deferred tax assets. We periodically undergo federal and state tax return examinations and may provide for additional liabilities for identified exposure items. During the three months ended June 30, 2003, a number of pending tax return audits were finalized and related tax liabilities were adjusted to the actual amounts due. This resolution resulted in a tax benefit of approximately $6.0 million being recognized in the accompanying income statements. The provision for income taxes during the year ended June 30, 2002 was related primarily to estimated taxes on excess inclusion income on our real estate mortgage interest conduit, or REMIC, trusts and, to a lesser extent, other miscellaneous state taxes. Our REIT reorganization in November 2004 and Specialty Finance Partners’ investment during the year ended June 30, 1999 both resulted in a change in control for income tax purposes, thereby limiting our ability to use net operating loss carryforwards and certain other future deductions.

Financial Condition

Loans Held for Sale.    Our portfolio of loans held for sale decreased to $485.0 million at December 31, 2004 from $1.0 billion at June 30, 2004 due primarily to total loan sales and transfers of mortgage loans to loans held for investment securitization exceeding total loan originations during the six months ended December 31, 2004.

Loans Held for Investment, Net.    At December 31, 2004, our portfolio of loans held for investment was $1.7 billion, net of a $1.9 million allowance for loan losses. The portfolio was comprised of $1.2 billion of loans held for investment resulting from the on-balance sheet securitization that closed during the quarter ended December 31, 2004 and $0.5 billion of loans held for investment that were not yet securitized. At June 30, 2004, we did not have any mortgage loans that were designated as held for investment.

Advances and Other Receivables.    Advances and other receivables are comprised of interest and servicing advances, servicing and miscellaneous fees, cash due from the securitization trusts, accrued interest receivable and other miscellaneous receivables. The level of servicing advances, in any given period, depends upon portfolio delinquencies, the level of real estate owned and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. We fund advances on a recurring basis not otherwise covered by our financing arrangements and recover those advances on a periodic basis.

Advances and other receivables increased $5.2 million to $22.7 million at December 31, 2004 from $17.5 million at June 30, 2004. The increase was due primarily to increases of $2.4 million, $2.2 million and $0.8 million in interest and servicing advances, accrued interest and other receivables, and principal and interest advances, respectively, partially offset by a $0.2 million decrease in cash due from securitization trusts.

The $2.4 million increase in interest and servicing advances at December 31, 2004 from June 30, 2004 was primarily due to the purchase of $6.0 million of advances on loans that were previously subserviced by others when the servicing was brought back in house. This was coupled with $6.0 million of advances we made to off-balance sheet securitization trusts in our role as servicer of the mortgage loans in the trusts, net of $9.6 million of recoveries of such advances during the six months ended December 31, 2004. The $2.2 million increase in accrued interest and other receivables at December 31, 2004 over the balance at June 30, 2004 is due primarily to a $6.8 million increase in accrued interest relative to the increase in the balance of loans held for investment, offset by a $4.6 million decrease in amounts due from counterparties on whole loan sales and other transactions. At June 30, 2004, we did not have a portfolio of loans held for investment and, hence, had no interest accrued on such loans. The $0.8 million of principal and interest advances is due to the advances made to bond holders in the $1.2 billion on-balance sheet securitization that closed during the three months ended December 31, 2004. The $0.2 million decline in cash due from securitization trusts at December 31, 2004 from June 30, 2004 is due primarily to a decline in estimated cash flows on lower residual balances at December 31, 2004 when compared to the balance at June 30, 2004.

Residual Interests.    Residual interests decreased to $39.1 million at December 31, 2004 from $44.1 million at June 30, 2004, reflecting $5.0 million of cash received from the securitization trusts. We have elected not to recognize discount accretion on the residual interests in light of our expectation to call the remaining securitization trusts during 2005.

Equipment and Improvements, Net.    Equipment and improvements, net, increased to $8.8 million at December 31, 2004 from $8.7 million at June 30, 2004 reflecting capitalization of new equipment and improvement acquisitions outpacing depreciation and amortization during the six months ended December 31, 2004.

Deferred Tax Asset.    At December 31, 2004, we had recognized $28.4 million of deferred tax assets based upon our determination that it is more likely than not that we will realize such assets in future periods.

Prepaid and Other Assets.    Prepaid assets increased to $22.1 million at December 31, 2004 from $17.7 million at June 30, 2004. The increase was due to increases of $5.7 million and $0.8 million in unamortized debt issuance costs related to the on-balance sheet securitization and unamortized commitment fees on the revolving warehouse and repurchase facilities, respectively, offset partially by decreases of $1.9 million in prepaids, security deposits and other deferred charges, and $0.3 million of other assets, respectively.

Financing on Loans Held for Investment.    Amounts outstanding under our financing on loans held for investment were $1.2 billion at December 31, 2004 resulting from the on-balance sheet securitization that closed during the quarter ended December 31, 2004. At June 30, 2004, we did not have amounts outstanding under financings on loans held for investment.

Borrowings.    Borrowings, which totaled $7.7 million at December 31, 2004 were comprised solely of amounts outstanding under the Financing Facility. In comparison, borrowings outstanding at June 30, 2004 were comprised of $64.4 million outstanding under the 2006 Debentures and $10.6 million outstanding under the Financing Facility. The 2006 Debentures were redeemed in full at par, plus accrued interest thereon, on December 30, 2004. The $2.9 million decrease in the amount outstanding under the Financing Facility represents our payments on the Financing Facility during the six months ended December 31, 2004. On March 15, 2005, the Financing Facility was fully repaid.

Revolving Warehouse and Repurchase Facilities.    Amounts outstanding under revolving warehouse and repurchase facilities decreased to $809.2 million at December 31, 2004 from $886.4 million at June 30, 2004 as a result of a decrease in loans held for sale due to the $1.2 billion on-balance sheet securitization and $2.4 billion of whole loan sales during the six months ended December 31, 2004, offset by $3.6 billion of loan originations during the period. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under our revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

Income Taxes.    At December 31, 2004, June 30, 2004 and 2003, we had $1.9 million, $1.8 million and $3.1 million of income taxes currently payable, respectively. Our gross deferred tax assets increased by $2.7 million to $113.3 million at December 31, 2004 from $110.5 million at June 30, 2004. Our gross deferred tax liability is related to state taxes and decreased $0.9 million to $3.6 million at December 31, 2004 from $4.5 million at June 30, 2004. Our tax valuation allowance decreased by $2.9 million to $81.3 million at December 31, 2004 from $84.2 million at June 30, 2004. The overall effect of the changes between June 30, 2004 and December 31, 2004 was to increase our net deferred tax assets by $6.5 million to $28.4 million to reflect the amount of deferred tax assets more likely than not to be realized. Our gross deferred tax liabilities decreased by $1.8 million to $4.5 million at June 30, 2004 from $6.3 million at June 30, 2003 due to the change in the tax effects of temporary differences relating to state taxes. Our gross deferred tax assets at June 30, 2004 of $110.5 million decreased by $27.4 million from $137.9 million at June 30, 2003. Our tax valuation allowance decreased $47.4 million to $84.2 million at June 30, 2004 from $131.6 million at June 30, 2003. The decrease in the tax valuation allowance resulted from the utilization of deferred tax assets during the year ended June 30, 2004, and a reduction in the tax valuation allowance to reflect the amount of deferred tax assets more likely than not to be realized in future periods.

Liquidity and Capital Resources

Our operations require access to short-term and long-term sources of cash.

Our primary sources of liquidity are expected to be

•	fundings under revolving warehouse and repurchase facilities;

•	fundings from financings on loans held for investment;

•	the proceeds from our initial public offering;

•	the proceeds from the sale of mortgage loans;

•	the proceeds from monetization of the overcollateralization in our off-balance sheet securitization trusts; and

•	the proceeds from the issuance of debt and equity securities.

Our primary operating cash requirements include:

•	the funding of mortgage loan originations and purchases prior to their securitization and sale;

•	interest and principal payments on financings on loans held for investment;

•	interest and principal payments and liquidity requirements under our revolving warehouse and repurchase facilities, and other borrowings;

•	dividend payments on our common stock;

•	advances in connection with our servicing portfolio;

•	overcollateralization requirements in connection with on-balance sheet securitizations;

•	fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans; and

•	ongoing administrative, operating, and tax expenses.

Warehouse and Repurchase Facilities.    We borrow substantial sums of cash on a regular basis to originate and purchase mortgage loans. Therefore, we rely on revolving warehouse and repurchase facilities to finance the origination or purchase of mortgage loans prior to securitization or sale. At December 31, 2004, we had total revolving warehouse and repurchase facilities in the amount of $2.6 billion, of which $2.5 billion and $100.0 million were committed and uncommitted, respectively. At December 31, 2004, amounts outstanding under our facilities were $809.2 million leaving us with approximately $1.8 billion of available borrowing capacity under the facilities. Of the $2.6 billion of revolving warehouse and repurchase facilities available at December 31, 2004, $500.0 million, $300.0 million, $350.0 million (increased to $500 million on January 7, 2005), $500.0 million (increased to $700 million on February 4, 2006), $500.0 million and $400.0 million (reduced to $300 million on March 25, 2004) mature on August 4, 2005, September 30, 2005, October 20, 2006, January 17, 2006, February 4, 2006 and March 24, 2006, respectively. While no assurance can be made, we expect to renew these warehouse facilities on the same or similar terms at or prior to their maturity.

At June 30, 2004, we had total revolving warehouse and repurchase facilities in the amount of $1.9 billion, of which $1.8 billion and $100.0 million were committed and uncommitted, respectively. At June 30, 2004, amounts outstanding under our facilities were $886.4 million leaving us with $963.6 million of available borrowing capacity under the facilities.

Certain of the warehouse and repurchase facility lenders advance less than 100% of the principal balance of the mortgage loans, requiring the use of working capital to fund the remaining portion of the principal balance of the mortgage loans. The revolving warehouse and repurchase facility agreements contain provisions requiring us to meet certain periodic financial covenants, including, among other things, minimum liquidity, stockholders’ equity, leverage, and net income levels. The facility agreements also contain customary representations and warranties.

Fundings from Financings on Loans Held for Investment.    Our ability to generate fundings from financings on loans held for investment is necessary to generate cash proceeds to pay down our revolving warehouse and repurchase facilities which fund loans held for investment prior to their on-balance sheet securitization.

Proceeds from our Initial Public Offering.    In November 2004, we completed an initial public offering, a concurrent private placement and an overallotment transaction pursuant to which 45.3 million shares of our common stock were sold at $8.50 per share resulting in net proceeds, after underwriters’ discounts and expenses, of $353.6 million.

Also in November 2004, we completed our reorganization transaction with Aames Financial Corporation, formerly our parent company, and two of our wholly owned subsidiaries, each of which was created for the interim purpose of effecting the reorganization mergers. As a result of the REIT reorganization, the corporate successor of Aames Financial became one of our wholly owned subsidiaries and changed its name to “Aames Financial Corporation.” Aames Financial stockholders received an aggregate of 16.1 million shares of our common stock and $116.0 million in cash in exchange for their shares of Aames Financial stock. The reorganization transactions were accounted for as a recapitalization—restructuring of entities under common control with no change in accounting basis.

In connection with and immediately prior to the REIT reorganization, Aames Financial paid a $1.1 million cash dividend on November 5, 2004 to holders of record of its Series B, C and D convertible preferred stock at October 28, 2004. On September 30, 2004, Aames Financial paid a $2.9 million regular quarterly cash dividend to holders of record of its preferred stock at September 15, 2004.

Proceeds from the Sale of Mortgage Loans.    Our ability to sell loans we originate in the secondary market through off-balance sheet securitizations and whole loan sales is necessary to generate cash proceeds to pay down our revolving warehouse and repurchase facilities and fund new mortgage loan originations. Our ability to sell loans in the secondary market on acceptable terms is essential for the continuation of our loan origination operations.

During the six months ended December 31, 2004 and 2003, we sold $2.4 billion and $2.9 billion of mortgage loans in whole loan sales for cash to the secondary market. The $509.2 million decline in whole loan sales during the six months ended December 31, 2004 from whole loan sales during the comparable six month period a year ago is due to our retaining a significant portion of our mortgage loan production to build our portfolio of loans held for investment.

During the year ended June 30, 2004, we did not dispose of any loans through securitizations and sold all of our $6.4 billion of loan dispositions in whole loan sales for cash. Of our $4.5 billion of loan dispositions during the year ended June 30, 2003, $4.2 billion and $315.0 million were sold in whole loan sales for cash and securitizations, respectively. The gain on sale we recognized on securitizations and whole loan sales is affected by, among other things, market conditions at the time of the loan disposition, and our assumptions used in securitizations. See “Results of Operations—Other Income.” In connection with securitization transactions, we are generally required to provide credit enhancements in the form of overcollateralization amounts or reserve accounts. In addition, during the life of the related securitization trusts, we subordinate a portion of the excess cash flow otherwise due it to the rights of holders of senior interests as a credit enhancement to support the sale of the senior interests. The terms of the securitization trusts, in which we have retained a residual interest, generally require that all excess cash flow otherwise payable to us during the early months of the trusts be used to increase the cash reserve accounts or to repay the senior interests in order to increase overcollateralization to specified maximums.

For our existing securitizations, overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At December 31, 2004, an additional $27.3 million of overcollateralization was required to be maintained because the level of delinquency rates and realized losses of mortgage loans was in excess of specified delinquency rates and realized losses in certain securitization trusts. At December 31, 2004, we were required to maintain overcollateralization amounts of $40.5 million, which included the $27.3 million. In our securitizations structured as a real estate mortgage investment conduit, or REMIC, the recognition of non-cash gain on sale has a negative impact on our cash flow since we are required to pay federal and state taxes on a portion of these amounts in the period recognized although we do not receive the cash representing the gain until later periods as the cash flows are received and applicable reserve or overcollateralization requirements are met.

Monetization of Overcollateralization in Our Portfolio of Mortgage Loans in Securitization Trusts.    We had retained residual interests in seven securitizations trusts which had overcollateralization balances of $51.8 million at December 31, 2004. Of these seven securitization trusts, six trusts with overcollateralization of $37.7 million, were callable at December 31, 2004 by us in our capacity as servicer of the mortgage loans underlying the securitization trusts. When we call the securitization trusts, we receive a majority of the overcollateralization balance from the called trusts in a combination of mortgage loans in the trust and in cash. On February 15, 2005, we called two of the six off-balance sheet securitization trusts that were callable and which had $103.5 million of mortgage loans and $24.8 million of overcollateralization. We currently anticipate calling the four trusts that were callable at December 31, 2004 during calendar 2005, and calling the remaining securitization trust during calendar 2005 when it becomes callable.

Other sources of cash previously used to fund our operations included the monetization of residual interests and servicing advances and debt and equity securities.

Monetization of Residual Interests and Servicing Advances.    As previously reported, on June 30, 2003, we borrowed $74.1 million ($7.7 million at December 31, 2004) through the Financing Facility of which $49.2 million ($1.6 million at December 31, 2004) was secured by all of our residual interests.

We pledged certain of our existing servicing advances to collateralize $24.9 million ($6.1 million at December 31, 2004) of the Financing Facility. Future servicing advances related to certain of our off-balance sheet securitization trusts will also collateralize the Financing Facility unless and until it is fully repaid. We paid down the Financing Facility by $4.4 million on February 15, 2005 in connection with the pool call which occurred at that date. Of the $4.4 million payment, $0.9 million represented the payment in full of the portion of the Financing Facility secured by residual interests and $3.5 million was applied to the remaining balance of the Financing Facility that was secured by certain servicing advances. On March 15, 2005, the Financing Facility was fully repaid and the previously secured positions in our residual interests and servicing advances were released by the lender.

Redemption of 5.5% Convertible Subordinated Debentures.    In November 2004, Aames Financial requested the trustee for the holders of its 2006 Debentures to redeem the outstanding debentures on December 30, 2004, at par plus accrued and unpaid interest up to and including the redemption date.

Cash Flow.    The following summarizes our material cash flow activities during the six months ended December 31, 2004 and 2003, and during the years ended June 30, 2004 and 2003.

Our principal operating activities which effect our net cash provided by or used in such activities in any period are (i) the increase or decrease in loan production which causes an increase in the use of cash and a decrease in the use of cash, respectively; and, (ii) the increase or decrease in the level of loan sales which causes an increase or decrease in cash provided, respectively.

During the six months ended December 31, 2004, our net cash provided by operating activities was $500.3 million, an increase of $659.9 million, over the $159.6 million of net cash used in operating activities during the six months ended December 31, 2003. The increase in net cash provided by operating activities was due primarily to a $1.2 billion increase in cash provided by the sale of mortgage loans during the six months ended December 31, 2004 over the six months ended December 31, 2003. The increase in net cash provided by operating activities was partially offset by a $430.7 million increase in cash flows used in operating activities by the origination of mortgage loans held for sale during the six months ended December 31, 2004 over such cash flows during the six months ended December 31, 2003. To a lesser extent, the increase in net cash provided by operating activities during the six months ended December 31, 2004 over net cash used in operating activities during the comparable six months in 2003 was negatively impacted by a $108.9 million change in other assets and liabilities coupled with a decline in net income.

During the year ended June 30, 2004, our net cash used in operating activities was $415.5 million, an increase of $557.2 million over $141.7 million of net cash provided by operating activities during the year ended June 30, 2003. The increase in net cash used in operating activities was due primarily to a $2.5 billion increase in the use of cash to fund the origination of mortgage loans during the year ended June 30, 2004 over the year ended June 30, 2003. The increase in net cash used in operating activities was partially offset by a $1.9 billion increase in cash flows provided in operating activities from proceeds of the sale of mortgage loans held for sale during the year ended June 30, 2004 over such proceeds during the year ended June 30, 2003. To a lesser extent, the increase in net cash used in operating activities during the year ended June 30, 2004 over net cash provided by operating activities during fiscal 2003 was also partially offset by a $57.2 million positive change in other assets and liabilities and a $61.5 million increase in net income when compared to the changes in such assets and liabilities and to net income during fiscal 2003.

During the year ended June 30, 2003, our net cash provided by operating activities was $141.7 million, an increase of $132.2 million over $9.4 million of net cash provided by operating activities during the year ended June 30, 2002. The increase in net cash provided by operating activities was due primarily to a $1.3 billion increase in proceeds of the sale of mortgage loans during the year ended June 30, 2003 over such proceeds during the year ended June 30, 2002. Partially offsetting the increase was a $1.2 billion increase in the use of cash to fund the origination of mortgage loans during the year ended June 30, 2003 over the year ended June 30, 2002. To a lesser extent, the increase in net cash provided by operating activities during the year ended June 30, 2003 over net cash provided by operating activities during the year ended June 30, 2002 was also positively impacted by a $24.7 million increase in net income and a $16.6 million positive change in other assets and liabilities.

During the six months ended December 31, 2004, our net cash used in investing activities increased $1.7 billion over such cash used during the comparable six month period during 2003 and was attributable to our strategy of building a REIT portfolio of loans held for investment. As we continue to build a REIT portfolio of loans held for investment, we will continue to use cash in that investing activity. Once the REIT portfolio of loans held for investment is stabilized at a level we deem appropriate cash used in investing activities will decline. Cash used in investing activities related to purchases of equipment and improvements is not expected to vary materially from historical trends.

The primary financing activity affecting net cash provided by or used in our financing activities are increases and decreases in the level of financings of loans held for sale and in the level of borrowings under our revolving warehouse and repurchase agreements. In addition, financing activities also include capital related cash flows. During the six months ended December 31, 2004, our net cash provided by financing activities was $1.2 billion, an increase of $1.1 billion, over the $149.5 million of net cash provided by financing activities during the six months ended December 31, 2003. The increase in net cash provided by financing activities during the six months ended December 31, 2004 over net cash provided by financing activities during the comparable six month period in 2003 was primarily attributable to the $1.2 billion increase in financing on loans held for investment and $237.8 million of net capital we raised during the 2004 period. To a lesser extent, net cash used in financing activities related to dividend payments on preferred stock declined by $54.6 million during the six months ended December 31, 2004 from the same period a year ago. Partially offsetting these net cash flows provided by financing activities were increases in net cash used in financing activities of $336.6 million and $19.3 million related to redemptions in revolving warehouse and repurchase facilities and in borrowings, respectively, during the six months ended December 31, 2004 over the same period a year ago.

During the year ended June 30, 2004, our net cash provided by financing activities was $418.4 million, an increase of $551.4 million, over $133.1 million of net cash used in financing activities during the year ended June 30, 2003. The increase in net cash provided by financing activities during the year ended June 30, 2004 over the net cash used in financing activities during fiscal 2003 was primarily attributable to a $582.2 million increase in borrowings used under our revolving warehouse and repurchase facilities to fund the increase in the origination of loans held for sale during fiscal 2004 over such levels in fiscal 2003. To a lesser extent, net cash provided by financing activities was positively influenced by a $33.5 million decline in the use of cash used to reduce borrowings. These changes in sources of cash were partially offset by an increase in fiscal 2004 over that in fiscal 2003 of $64.3 million of cash used in the payment of preferred stock dividends.

During the year ended June 30, 2003, net cash used in financing activities was $133.1 million, an increase of $117.7 million over the $15.4 million of net cash used in financing activities during the year ended June 30, 2002. The increase in net cash used in financing activities during the year ended June 30, 2003 over net cash used during the year ended June 30, 2002 was due primarily to an $87.9 million increase in cash used to reduce outstanding borrowings during the year ended June 30, 2003 from cash used to reduce borrowings during fiscal 2002. To a lesser extent, net cash used in financing activities increased due to a $29.2 million increase in cash used to reduce revolving warehouse and repurchase facilities during the year ended June 30, 2003 over such activity in fiscal 2002.

As a financial institution, our lending and borrowing functions are integral parts of our business. When evaluating sources and uses of cash, we consider cash used to increase our assets and borrowings used to finance those assets, separately from our operating cash flows. Our most significant use of cash is for the acquisition of loans held for sale which are funded primarily through borrowings under our revolving warehouse and repurchase facilities. In accordance with U.S. GAAP, purchases of loans held for sale, net of sales of such loans, are required to be included in our consolidated statements of cash flows as a component of net cash provided by (used in) operating activities. Borrowings used to fund such loans, or repayment of such borrowings, are required to be included in the consolidated statements of cash flows as a component of net cash provided by or used in financing activities, respectively. The amount of net purchases of loans held for sale included as a component of net cash provided by operating activities was $527.9 million during the six months ended December 31, 2004. The amount of net purchase of loans held for sale included in net cash used in operating activities was $159.6 million during the six months ended December 31, 2003. Excluding the purchase and sale activity for loans held for sale, we used $27.6 million of cash in our operating activities during the six months ended December 31, 2004 and, excluding such activity, our operating activities provided $130.2 million of cash during the six months ended December 31, 2003.

The amount of net purchases of loans held for sale included as a component of net cash used in operating activities was $605.3 million during the year ended June 30, 2004. Excluding the purchase and sale activity for loans held for sale, the net cash provided by our operating activities was $189.8 million during the year ended June 30, 2004. The amount of net purchases of loans held for sale included as a component of net cash provided by operating activities was $55.2 million during the year ended June 30, 2003. Excluding the purchase and sale activity for loans held for sale, the net cash provided by our operating activities was $86.5 million during the year ended June 30, 2003.

At December 31, 2004, we had net operating liquidity of $225.0 million, which consisted of $37.8 million of cash and cash equivalents, plus approximately $187.2 million of cash that could be immediately raised through the pledging of unencumbered and eligible loans held for sale as collateral pursuant to committed revolving warehouse and repurchase facilities. We currently believe that our net operating liquidity level is sufficient to satisfy our operating requirements and to meet our obligations in a timely and cost-efficient manner.

If our access to warehouse lines, working capital or the securitization or whole loan markets is restricted, we may have to seek additional equity. There can be no assurance that sufficient sources of liquidity will be available to us at any given time or that favorable terms will be available. If we are unable to maintain sufficient liquidity, we would be restricted in the amount of loans that we will be able to produce and sell which would negatively impact profitability and jeopardize our ability to continue to operate as a going concern.

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2004 (in millions):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Financing on loans held for investment	$1,157.5	$260.2	$423.1	$225.5	$248.7
Revolving warehouse and repurchase agreements	809.2	809.2	—	—	—
Borrowings	7.7	7.7	—	—	—
Operating leases, net	47.5	10.1	18.9	11.1	7.4
Purchase and other obligations	0.2	0.2	—	—	—

Total	$2,022.1	$1,087.4	$442.0	$236.6	$256.1

Our revolving warehouse and repurchase agreements contain terms which require us to meet periodic financial covenants and other contractual obligations as on-going conditions to borrow under the warehouse and repurchase agreements. If we are unable to comply with the financial covenants or the other contractual obligations going forward, or if we are unable to obtain subsequent amendments or waivers, if required, the lenders can declare default events. If we do not cure the default events, the lenders are entitled to liquidate the residential mortgage loans which collateralize borrowings under the revolving warehouse and repurchase facilities to recover funds advanced.

Off-Balance Sheet Arrangements

We are a party to various transactions that have off-balance sheet components. In connection with loan sales that were treated as off-balance sheet securitization transactions, there were $224.3 million in loans owned by off-balance sheet trusts as of December 31, 2004. The trusts have issued securities or bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts generally have no recourse to us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties.

Risk Management

At December 31, 2004, we had notional amounts of $2.5 billion of interest rate cap agreements in place to hedge interest rate risk exposure to our portfolio of mortgage loans held for investment. Interest expense during the six months ended December 31, 2004 includes a $6.3 million credit related to the mark-to-market of these interest rate cap agreements.

During the six months ending December 31, 2004 and the years ended June 30, 2004 and 2003, we entered into agreements to hedge interest rate risk exposure to our inventory and pipeline of mortgage loans held for sale. At June 30, 2004, we had notional amounts of $550.0 million of interest rate cap agreements in place to hedge interest rate risk exposure to our mortgage loans held for sale and pipeline of mortgage loans. At June 30, 2003, we had no hedge agreements in place.

Gain on sale of loans during the six months ended December 31, 2004 includes charges of $2.9 million all of which related to hedge losses recorded on interest rate cap agreements that closed during the period related to hedging interest rate risk on loans held for sale. There was no activity related to interest rate cap agreements during the six months ended December 31, 2003. Gain on sale of loans during the year ended June 30, 2004 includes a diminimis gain related to the mark-to-market of the interest rate cap agreements in place at June 30, 2004 related to hedging interest rate risk on loans held for sale. Gain on sale of loans during the year ended June 30, 2003 includes charges of $10.9 million all of which related to hedge losses recorded on forward interest rate swap agreements that closed during the period related to hedging interest rate risk on loans held for sale.

We continually monitor the interest rate environment and our hedging strategies. However, there can be no assurance that our earnings would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including charges to earnings on future derivative contracts into which we may enter.

Interest Rate Sensitivity

Sale of Loans—Securitizations and Whole Loan Sales—Interest Rate Risk.    A significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination and securitization of such loans, we are exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination. However, a small portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization, this would result in a reduction of our related gain on sale. We are also exposed to rising interest rates for loans originated or purchased which are held pending sale in the whole loan market. From time to time, we mitigate exposure to rising interest rates through the use of interest rate caps, forward interest rate swap agreements or other hedging activities. These hedging activities help mitigate the risk of absolute movements in interest rates.

Rate Sensitive Assets

Residual Interests and MSRs.    We had residual interests of $39.1 million at December 31, 2004 and $44.1 million and $129.2 million at June 30, 2004 and 2003, respectively. We had no MSRs outstanding at December 31, 2004 and June 30, 2004 but had MSRs outstanding at June 30, 2003 in the amount of $0.2 million. These instruments were recorded at estimated fair value at December 31, 2004, June 30, 2004 and 2003. We valued these assets based on the present value of future revenue streams, net of expenses, using various assumptions. The weighted average discount rate used to calculate the present value of the residual interests was 13.7%, 13.7% and 13.5% at December 31, 2004 and June 30, 2004 and 2003, respectively. The discount rate used to calculate the present value of the MSRs was 15.0% at June 30, 2003. The weighted average life of the mortgage loans used for valuation at December 31, 2004 and June 30, 2004 and 2003 was 2.0 years, 2.2 years and 1.9 years, respectively.

These assets are subject to risk of accelerated mortgage prepayment or credit losses in excess of the assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or credit losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or credit losses be below expectations.

Fair Value of Financial Instruments.    Our financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of loans held for sale, advances and other receivables, and revolving warehouse and repurchase agreements. As these amounts are short term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amount of our warehouse borrowings approximates fair value when valued using available quoted market prices.

Interest Rate Risk.    We are exposed to on-balance sheet interest rate risk related to our loans held for investment, our loans held for sale and our residual interests. We are exposed to off-balance sheet interest rate risk related to loans which we have committed to originate or purchase.

Warehousing Exposure.    We utilize warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to securitization. At December 31, 2004 and June 30, 2004, we had total revolving warehouse and repurchase facilities available in the amount of $2.6 billion and $1.9 billion, respectively. At December 31, 2004 and June 30, 2004, amounts committed under such facilities were $2.5 billion and $1.8 billion, respectively. The total amount outstanding related to these facilities was $809.4 million and $886.4 million at December 31, 2004 and June 30, 2004, respectively. Drawings available to us under the facilities were $1.8 billion and $1.0 billion at December 31, 2004 and June 30, 2004, respectively. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

The following tables illustrate the timing of the maturities of our interest rate sensitive assets and liabilities at December 31, 2004 and June 30, 2004 (in thousands):

At December 31, 2004:

Description	Zero to six months	Six months to one year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total
Interest-sensitive assets:
Cash and cash equivalents	$37,780	$—	$—	$—	$—	$—	$37,780
Loans receivable held for sale, net	484,263	—	—	—	—	—	484,263
Loans held for investment, net	150,567	223,516	608,267	341,716	138,475	262,505	1,725,046
Interest rate cap contracts	31,947	—	—	—	—	—	31,947

Total interest-sensitive assets	704,557	223,516	608,267	341,716	138,475	262,505	2,279,036
Interest-sensitive liabilities:
Financing facility	7,680	—	—	—	—	—	7,680
Revolving warehouse and repurchase facilities	809,213	—	—	—	—	—	809,213
Financing on loans held for investment	104,736	155,481	423,119	225,404	78,743	169,987	1,157,470

Total interest-sensitive liabilities	921,629	155,481	423,119	225,404	78,743	169,987	1,974,363
Excess of interest-sensitive assets over interest-sensitive liabilities	(217,072)	68,035	185,148	116,312	59,732	92,518	304,673

Cumulative net interest-sensitivity gap	$(217,072)	$68,035	$185,148	$116,312	$59,732	$92,518	$304,673

At June 30, 2004:

Description	Zero to six months	Six months to one year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total
Interest-sensitive assets:
Cash and cash equivalents	$22,867	$—	$—	$—	$—	$—	$22,867
Loans receivable held for sale, net	1,012,165	—	—	—	—	—	1,012,165
Interest rate cap contracts	6,316	—	—	—	—	—	6,316

Total interest-sensitive Assets	1,041,348	—	—	—	—	—	1,041,348
Interest-sensitive liabilities:
Financing facility	13,887	—	—	—	—	—	13,887
Revolving warehouse and repurchase facilities	886,433	—	—	—	—	—	886,433
5.5% Convertible Subordinated Debentures	—	—	64,396	—	—	—	64,396

Total interest-sensitive liabilities	900,320	—	64,396	—	—	—	964,716
Excess of interest-sensitive assets over interest-sensitive liabilities	141,028	—	(64,396)	—	—	—	76,632

Cumulative net interest-sensitivity gap	$141,028	$—	$(64,396)	$—	$—	$—	$76,632

RISK FACTORS

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

Risks Related to Our Business Activities

If we are not able to originate subprime hybrid/adjustable rate mortgage loans for our portfolio our income and ability to make distributions to you may be reduced.

We intend to build a portfolio of subprime hybrid/adjustable rate mortgage loans that will, over time, be comprised primarily of mortgage loans that we originate. This source of mortgage loans is a key part of our strategy. During the six months ended December 31, 2004, approximately 77.5% of our mortgage loan originations, as measured by principal balance, were hybrid/adjustable rate loans of a type that were eligible to be included in our portfolio.

If we are not able to originate subprime hybrid/adjustable rate mortgage loans that meet our investment criteria in the volume we expect, the time required for, and the cost associated with, building our portfolio may be greater than expected, which could have an adverse effect on our results of operations and our ability to make distributions to you.

The delinquency rates in our portfolio may be higher than those prevailing in the mortgage banking industry due to the origination of lower credit grade mortgage loans, which may cause us losses and reduce our ability to make distributions to you.

Our principal market includes borrowers who have credit histories that may limit their access to credit. These borrowers typically have higher rates of delinquency and default. If the delinquency and defaults in the loans in our portfolio exceed our projections, our income and ability to make distributions to you will decrease.

We have a limited operating history with respect to our proposed portfolio strategy and limited experience operating a REIT, which limits your ability to evaluate a key component of our business strategy and our growth prospects and increases your investment risk.

Prior to our initial public offering in November 2004, we had no history managing a portfolio of mortgage-backed securities. In addition, we have limited experience operating a business in compliance with the highly technical and complex rules that are associated with maintaining REIT status. Our failure to invest in loans and securities meeting our investment criteria or our inability to maintain REIT status could diminish our returns and have an adverse effect on our ability to make distributions to you.

Our earnings from holding mortgage-backed securities may be harmed by changes in the level of interest rates, changes to the difference between short and longer term interest rates, changes to the difference between interest rates for mortgage-backed securities compared to other debt instruments, and an absence of or reduction in the availability, at favorable terms, of repurchase financing and other liquidity sources typically utilized by mortgage REITs.

A substantial portion of the net interest income generated by our securitized loans is based upon the difference between the interest earned on the mortgage loans held in our portfolio and the interest paid to holders of the mortgage-backed securities. The interest expense on the mortgage-backed securities is typically adjusted monthly relative to market interest rates. The interest expense of the mortgage-backed securities typically adjusts faster than the interest income of the mortgage loan and, therefore, our net interest income can be volatile in response to changes in interest rates. Also, the net interest income we receive from securitizations will likely decrease and our cash flow will be reduced if a significant number of our loans default or if a large number of our loans with interest rates that are high relative to the rest of our loans prepay faster than expected.

Generally, the terms of our securitizations require that a portion of the net interest income from the loans initially be used to pay down the principal balance of senior securities of a securitization trust to achieve over-collateralization. In addition, the application of the net interest income to the senior securities of a securitization trust depends on the performance of the related mortgage loans. Therefore, there may be material variations in the amount, if any, of the net interest income distributed to us from period to period, and there may be extended periods, including the initial periods after closing a securitization, when we receive no net interest income. Any variations in the rate or timing of receipt of distributions could have a material adverse effect on our business, financial condition, liquidity, and results of operations. To the extent we are unable to use interest income from our securitization portfolio to fund our current business operations, we will need to seek other sources for our financing needs.

We intend to leverage our REIT portfolio, which may adversely affect the return on our planned investments and may reduce cash available for distribution to you.

We leverage our REIT portfolio through borrowings, generally through the use of revolving warehouse and repurchase credit facilities, on-balance sheet securitizations, including the issuance of collateralized mortgage-backed debt securities. The amount of leverage we incur will vary depending on our ability to securitize loans in our REIT portfolio to obtain credit facilities and our lenders’ estimates of the value of our REIT portfolio’s cash flow.

Our debt service payments will reduce the net income available for distributions to you. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. We have a target overall leverage amount of 10 to 14 times our stockholders’ equity, but there is no limitation on our leverage ratio or on the aggregate amount of our borrowings.

Our business requires a significant amount of cash, and if it is not available, our business and financial performance will be significantly harmed.

We require substantial amounts of cash to fund our loan originations and to pay loan origination expenses. Holding our loans pending sale or securitization, we may also require cash, as our warehouse lines may not fund the entire principal balance of our loans. In addition, if our loans are financed past the permitted term under our warehouse lines, or if they decline in value, we will need cash to reduce our borrowing under the warehouse lines to the permitted level. We also need cash to satisfy our working capital, minimum REIT distribution requirements, financial covenants in our warehouse and repurchase facilities, and other needs. We finance the majority of the loans we make by borrowing from our warehouse and repurchase facilities and pledging the loans made as collateral. If the value of the loans we pledged as collateral declines, we will need cash to offset any decline in value. In addition, if our minimum distribution requirements to maintain our REIT status become large relative to our cash flow as a result of our income exceeding our cash flow, we could be forced to raise capital by borrowing on unfavorable terms to maintain our REIT status.

Additionally, as a REIT, we will be able to retain only a portion of our earnings as we are required each year to distribute to stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain). To the extent that we do not distribute 100% of our REIT taxable income, we will be taxed on any undistributed amounts. In addition, we cannot assure you that we will have access to funds to meet the distribution and other REIT qualification requirements. If we do not have access to the necessary funds, we may have to raise capital at inopportune times or borrow funds on unfavorable terms.

We may not have the ability to make distributions to you in the future.

All distributions are made at the discretion of our board of directors out of funds legally available therefor and depend on our earnings, our financial condition, maintenance of our REIT status and other factors that our board of directors may deem relevant from time to time.

To qualify as a REIT, we must distribute at least 90% of our REIT taxable income, excluding capital gains. From time to time, we may distribute more than 100% of our REIT taxable income, which would constitute a return of capital.

If we do not have enough cash available to meet the 90% REIT distribution requirements, we may seek other sources of cash with which to fund the dividend and we may be forced to:

•	sell assets in adverse market conditions;

•	borrow on unfavorable terms; or

•	distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt.

If we are unable to leverage our equity to the extent we currently anticipate, the returns on our REIT portfolio could be diminished, which may limit our earnings and ability to pay dividends to you.

If we are limited in our ability to leverage our assets, the returns on our REIT portfolio may be harmed. A key element of our strategy is our intention to use leverage to increase the size of our portfolio in an attempt to enhance our returns. We intend to leverage our stockholders’ equity 10 to 14 times through the use of on-balance sheet securitizations.

Interest rate fluctuations may cause losses.

Our primary interest rate exposure relates to our mortgage loans, mortgage-backed securities and variable-rate debt, as well as the interest rate swaps and caps that we use for risk management purposes. Changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also can affect our ability to originate or acquire mortgage loans or mortgage-backed securities, the value of our assets and our ability to realize gains from the sale of such assets. In a period of rising interest rates, our interest expense could increase while the interest we earn on our assets would not change as rapidly. This would adversely affect our profitability.

Our operating results depend in large part on differences between income received from our assets, net of credit losses and our financing costs. For any period during which our assets are not match-funded, the income from such assets will adjust more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. We anticipate that increases in interest rates will tend to decrease our net income. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit or eliminate our ability to make distributions to you.

Adverse changes in the securitization and whole loan market would hurt our financial performance.

To continue our mortgage loan origination and purchase operations, we must be able to sell our mortgage loans in the securitization markets and our taxable REIT subsidiary must be able to sell the loans it makes in the whole loan sale and securitization markets on at least a quarterly basis. We use the cash proceeds from these sales to pay down warehouse and repurchase facilities and make new mortgage loans. The value of the mortgage loans depends on a number of factors, including general economic conditions, interest rates and governmental regulations. In addition, we rely on institutional purchasers, such as investment banks, financial institutions and other mortgage lenders, to purchase bonds issued in securitization transactions and mortgage loans in the whole loan market. We cannot be sure that we can sell or securitize our mortgage loans on at least a quarterly basis. Adverse changes in the securitization and whole loan markets may affect our ability to securitize or sell our mortgage loans for acceptable prices within a reasonable period of time, which would hurt our earnings.

The use of securitizations with over-collateralization requirements may have a negative impact on our cash flow.

Our on-balance sheet securitizations restrict our cash flow if loan delinquencies or losses exceed certain levels. The terms of securitizations generally provide that, if certain delinquencies or losses exceed specified levels, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. An increase in the level of over-collateralization required may restrict our ability to receive net interest income from a securitization transaction.

We are required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which would hurt our earnings.

We are required under agreements governing our securitization transactions and whole loan sales to repurchase or replace mortgage loans that do not conform to representations and warranties we make at the time of sale. In addition, we may be obligated, in certain whole loan sales, to buy back mortgage loans if the borrower defaults on the first few payments of principal and interest due after the loan is sold. Our repurchase obligations could hurt our earnings and have a material adverse effect on our financial position because we would likely take a loss on any repurchased loans.

We make a significant amount of our mortgage loans in California, Florida, New York and Texas, and our operations could be hurt by economic downturns or natural disasters in these states.

Like many of our competitors, our production is concentrated in certain states, namely California, Florida, Texas and New York, where we believe conditions in the mortgage markets are most favorable. During the six months ended December 31, 2004, we originated 31%, 20%, 7% and 7% of our mortgage loans in California, Florida, New York and Texas, respectively. At December 31, 2004, 28%, 18%, 6% and 8% of our servicing portfolio consisted of mortgage loans secured by real estate in California, Florida, New York and Texas, respectively. Declines in the economy generally or residential real estate markets in any of these states may reduce the demand for mortgage loans or increase losses in the event of foreclosure, either of which would hurt our earnings.

The occurrence of a natural disaster may cause a sudden decrease in the value of real estate in any of these states and would likely reduce the value of the properties collateralizing the mortgage loans we made. Historically, California has been vulnerable to earthquakes, erosion-caused mudslides and wildfires, and Florida and Texas have been vulnerable to tropical storms, hurricanes and tornadoes. Since such natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers, the borrowers have to pay for repairs due to such disasters. Uninsured borrowers may not repair the property or may stop paying their mortgage loans if the property is damaged. This would cause the number of foreclosures to increase and decrease our ability to recover losses on properties affected by the disasters.

Declining real estate values could harm our operations.

We believe the risks associated with our business will be more acute during periods of declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing home to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. Further, declining real estate values significantly increase the likelihood that we will incur increased payment delinquencies, foreclosures and losses on our loans in the event of default. Therefore, any sustained period of declining real estate values could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to you.

Our business is subject to extensive federal and state regulation which may limit our ability to operate and could decrease our earnings.

Our operations are subject to extensive rules and regulations by federal, state and local governmental authorities. Federal and several state and local laws, rules and regulations have been adopted in recent years, or are under consideration, that are intended to eliminate certain lending practices, often referred to as “predatory” lending practices, that are considered to be abusive. These laws, rules and regulations impose certain limitations on points and fees charged by the lender or the annual percentage rate, or APR, of the loan, and may expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. Many of these laws, rules and regulations also seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation. Accordingly, the companies that buy our loans or provide financing for our loan originations generally will not purchase or finance any loans subject to these types of laws, rules and regulations.

The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans we make. In addition, the difficulty of managing the compliance risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans. These laws, rules and regulations have increased our cost of doing business as we have been required to develop systems and procedures to comply with these requirements. Our policy is to avoid originating loans that meet or exceed the APR or “points and fees” thresholds of these laws, rules and regulations. In addition, many of these state laws, rules and regulations are not applicable to the mortgage operations of banks or other financial institutions and, therefore, these institutions may have a competitive advantage over us.

Recently, the federal government created the national “Do Not Call Registry” which prohibits companies from telemarketing to those individuals who signed the registry. A significant part of our retail marketing consists of telemarketing, and the registry has reduced our ability to telemarket to retail customers which could reduce our retail loan production. In addition, a number of states have enacted similar laws restricting telemarketing sales which could further reduce our retail production.

Our failure to comply with the laws, rules and regulations discussed above can lead to liabilities and other burdens on us, including, but not limited to, civil and criminal liability (including the trebling of fines or damages under some laws in certain circumstances), administrative enforcement actions, an inability to renew our current warehouse financing facilities or secure alternate or additional warehouse facilities, the loss of state licenses or permits required for continued lending and servicing operations and legal defenses that adversely affect our ability to enforce loans, or give the borrower the right to rescind or cancel the loan transaction. Accordingly, if we are found to have failed to comply with these laws, rules and regulations, we could be subject to fines or damages that could materially adversely affect our business, financial condition and results of operations.

We are the subject of current investigations by governmental agencies and consumer groups, which could adversely affect our business and attract class action litigation against us.

On April 27, 2004, we received a civil investigative demand, or demand, from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to our business and lending practices. The demand was issued pursuant to an April 8, 2004 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders and loan brokers to determine whether there have been violations of the federal Consumer Credit Protection Act and the Federal Trade

Commission Act. We have cooperated and intend to continue to cooperate fully with the FTC in this investigation. Because the investigation is at an early stage, we cannot predict the outcome of the investigation and its effect, if any, on our business.

On September 7, 2004, we received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to our business and lending practices in Iowa. We have cooperated and intend to continue to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, we cannot predict the outcome of the investigation and its effect, if any on our business in Iowa, which approximated 0.3% of total mortgage loan production during the year ended June 30, 2004.

In the ordinary course of business, we are defendants in or parties to a variety of legal actions. Certain of such actions involve claims relating to our origination and collection efforts, alleged violations of employment laws, unfair trade practices, and other federal and state laws. In our opinion, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our consolidated financial position and results of operations.

Our failure to comply with the laws, rules and regulations governing mortgage lending can lead to liabilities and other burdens on us, including, but not limited to, civil and criminal liability (including the trebling of fines or damages under some laws in certain circumstances), administrative enforcement actions, an inability to renew our current warehouse financing facilities or secure alternate or additional warehouse facilities, or the loss of state licenses or permits required for continued lending and servicing operations. Regulatory fines and damage awards levied against other subprime lenders in several recent highly publicized cases have been significant and in certain circumstances severe. Accordingly, if we are found to have failed to comply with these laws, rules and regulations, we could be subject to fines or damages that could materially adversely affect our business, financial condition and results of operations.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

The mortgage brokers from whom we obtain loans are subject to parallel and separate legal obligations. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose liability on parties that take assignments of such loans. Recently, for example, the FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Department of Justice in the past has sought to hold a subprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, although we have not incurred any such fines or penalties, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

Many of our competitors in the mortgage banking market are larger and have greater financial resources than we do, which may make it difficult for us to compete successfully.

We face intense competition in the business of originating, purchasing and selling mortgage loans. Many of our competitors are substantially larger and have considerably greater financial resources and lower costs of capital than we do. In the future, we may also face increased competition from government-sponsored entities, such as Fannie Mae and Freddie Mac. These government-sponsored entities may enter the subprime mortgage market and target potential customers in our highest credit grades, who constitute a significant portion of our customer base. Additional competition may lower the rates we can charge borrowers and increase the cost to purchase mortgage loans, which would decrease our earnings on the sale or securitization of these loans.

Increased competition may also reduce the volume of our mortgage loan originations and mortgage loan sales and increase the demand for our experienced personnel and the potential that such personnel will leave for competitors.

A downturn in the residential mortgage origination business, which is a cyclical industry, may harm our operations.

The mortgage origination business has historically been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The residential mortgage industry experienced rapid growth over the past three years due to declining interest rates. The Mortgage Bankers Association of America has predicted that residential mortgage originations will decrease in 2005 due to rising interest rates. During periods of rising interest rates, refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. We expect this to result in a decreased volume of originations in the foreseeable future. Due to stable and decreasing interest rates over recent years, our historical performance may not be indicative of results in a rising interest rate environment, and our results of operations may be materially adversely affected if interest rates rise.

In a declining interest rate environment, loan prepayment rates may increase, adversely affecting yields on our planned investments.

The value of the assets we plan to acquire may be affected by prepayment rates on mortgage loans. Prepayment rates on mortgage loans are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining mortgage loan interest rates, prepayments on mortgage loans generally increase and the proceeds of such prepayments are likely to be reinvested by us in assets with lower yields than the yields on the assets that were prepaid. In addition, the market value of any mortgage assets may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

The mortgage loans we may invest in are subject to risks of delinquency, foreclosure and loss, which could result in losses to us.

Residential mortgage loans are secured by residential properties and are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by residential property typically depends primarily upon the income or assets of the borrower. In addition, the ability of the borrower to repay their mortgage loan may be affected by, among other things: property location and condition, competition and demand for comparable properties, changes in zoning laws for the property or its surrounding area, environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions, declines in regional or local real estate values, increases in interest rates, real estate tax rates, changes in governmental rules, regulations and fiscal policies, including environmental legislation, terrorism, social unrest and civil disturbances.

If there is a default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral that we can realize upon foreclosure and sale and the principal and accrued interest of the mortgage loan. This could have a material adverse effect on our cash flow from operations and could also limit the amount we have available to distribute to you. If a mortgage loan borrower has a bankruptcy, that borrower’s mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court). In addition, the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan.

The terms of our warehouse credit facilities and reverse repurchase agreements may restrict our ability to pay dividends in situations where we are not currently in compliance with certain financial and other covenants.

The terms of our warehouse credit facilities and reverse repurchase agreements contain a number of restrictive financial and other covenants that, among other things, require us to maintain minimum levels of net income, liquidity and stockholders’ equity and place limits on our maximum leverage ratios, as well as to comply with applicable regulatory and other requirements. These facilities and agreements may restrict our ability to pay any dividends to you if we are not in compliance with the covenants.

We may change our investment strategy without your consent, which may result in our investing in riskier investments than our currently planned investments.

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Report. A change in our investment strategy may increase our exposure to, among other things, credit risk, interest rate risk and real estate market fluctuations.

Our hedging transactions may limit our gains or result in losses.

We use derivatives, primarily interest rate swaps and caps, to hedge our liabilities and this has certain risks, including the risk that losses on a hedging transaction will reduce the amount of cash available for distribution to you and that such losses may exceed the amount invested in such instruments. Our board of directors has adopted a general policy regarding the use of derivatives, which generally allows us to use derivatives when we deem appropriate for risk management purposes. To the extent consistent with maintaining our status as a REIT, we may use derivatives, including interest rate swaps and caps, options, term repurchase contracts, forward contracts and futures contracts, in our risk management strategy to limit the effects of changes in interest rates on our operations. However, a hedge may not be effective in eliminating the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of the use of derivatives in a hedging transaction.

An interruption in service or breach in security of our information systems could impair our ability to originate loans on a timely basis and may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption in service or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received and processed and reduced efficiency in loan servicing. Any such failure, interruption or compromise of our systems or security measures could affect our flow of business and harm our reputation. We cannot assure you that no material failures or interruptions will occur or, if they do occur, that we or the third parties on whom we rely will adequately address them. The occurrence of any failures or interruptions could significantly harm our business.

Failure to maintain our Investment Company Act exemption may harm our operations and our market price.

We strive to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. We believe that there are a number of exemptions under the Investment Company Act that may be applicable to us. To maintain our exemption, the assets that we may acquire will be limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. In addition, we could, among other things, be required either to change the manner in which we conduct our operations to avoid being required to register as an investment company or to register as an investment company, either of which could have an adverse effect on our operations and the market price of our common stock.

Risks Related to Our Organization and Structure

Our charter contains ownership limits and restrictions on transferability of our stock which may inhibit potential acquisition bids and limit the market price of our stock.

To maintain our status as a REIT, no more than 50% of the value of our outstanding shares, including any outstanding preferred shares, after taking into account options to acquire shares, may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities), and the shares must be beneficially owned by 100 or more persons (which generally refers to entities as well as individuals) during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year, other than the first year. To assist us in satisfying these requirements, our charter generally prohibits, subject to specific waivers or exceptions approved by our board of directors, any person from actually or constructively owning more than 9.8% (in value or number, whichever is more restrictive) of our outstanding common stock or more than 9.8% of the value of our outstanding stock. Based on certain representations and covenants we received from Specialty Finance Partners, our board of directors waived the ownership limits for Specialty Finance Partners and its direct and indirect owners solely with respect to (a) stock received by Specialty Finance Partners in the REIT reorganization and (b) stock held or beneficially owned by Specialty Finance Partners thereafter as a result of (i) the exercise of its rights pursuant to an award of options, restricted stock or restricted stock units granted by the board of directors, or a committee thereof, to certain of our directors affiliated with Specialty Finance Partners under any incentive stock or option plan approved by the board of directors or our stockholders or (ii) receipt of stock or options to acquire stock pursuant to such an incentive plan. However, when an individual or entity acquires or owns our stock both indirectly through a direct or indirect ownership interest in Specialty Finance Partners and also by another means (e.g., through a direct investment in our stock), then the individual’s or entity’s ownership of our stock will be subject to the 9.8% ownership limits in the charter, which would also take into account the amount of our common stock held by Specialty Finance Partners attributed to the individual or entity. The constructive ownership rules are complex and may cause shares of our stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These restrictions may:

•	discourage a tender offer or other transactions or a change in management or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders; or

•	cause shares acquired by a person in excess of the 9.8% ownership limit to be automatically transferred to a trust and, as a result, such person would not obtain any benefits of owning the additional shares.

Our charter permits our board of directors to issue additional stock with terms that may discourage a third party from acquiring us in a transaction that might otherwise have involved a premium over the then-prevailing price of our stock.

Our charter authorizes us to issue additional authorized but unissued shares of common stock or preferred stock and our board, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class we have the authority to issue. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, or terms or conditions of redemption as determined by our board. Thus, our board could authorize the issuance of common stock or preferred stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

Our charter prohibits certain entities from owning our shares which might reduce the demand for our shares by limiting the potential purchasers of our shares.

Although the law on the matter is unclear, if a REIT owns an interest in a taxable mortgage pool and certain types of entities are stockholders of the REIT, a tax might be imposed on the REIT. To prevent us from being subject to this tax in that event, our charter prohibits our shares from being held directly by the entities that might cause this tax to be imposed on us. These entities include: the United States, any State or political subdivision thereof, any foreign government, any international organization, any agency or instrumentality of any of the foregoing, any other tax-exempt organization, other than a farmer’s cooperative described in section 521 of the Internal Revenue Code, that is both exempt from income taxation and exempt from taxation under the unrelated business taxable income provisions of the Internal Revenue Code, and any rural electrical or telephone cooperative.

Provisions of Maryland law may limit the ability of an unsolicited third party to acquire control of our company in a transaction that might otherwise have involved a premium over the then prevailing price of our stock.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special super majority stockholder voting requirements on these combinations;

•	“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares; and

•	“unsolicited takeover” provisions of Maryland law that permit our board of directors, without stockholder approval, to implement possible takeover defenses, such as a classified board or two-thirds vote requirement for removal of directors.

We have opted out of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, we may, by amendment to our bylaws, become subject to the control share provisions of the MGCL in the future. We have also, by resolution of our board, excluded any business combination with us from the business combination provisions of the MGCL. There can be no assurance that this provision will not be amended or eliminated at any time in the future. There can also be no assurance that our board of directors will not implement “unsolicited takeover” provisions in the future.

Provisions of our charter and bylaws may limit the ability of a third party to acquire control of our company in a transaction that might otherwise have involved a premium over the then-prevailing price of our stock.

Our charter permits the removal of a director only upon cause and the affirmative vote of a majority of the votes entitled to be cast generally in the election of directors and provides that vacancies may be filled only by a majority of the remaining directors. Our bylaws require advance notice of a stockholder’s intention to nominate directors or present business for consideration by stockholders at an annual meeting of our stockholders. Our charter and bylaws also contain other provisions that may delay, defer, or prevent a transaction or change in control that involves a premium price for our common stock or that for other reasons may be desired by our stockholders.

Tax Risks

If we fail to remain qualified as a REIT, our distributions will not be deductible by us, and our income will be subject to taxation, reducing our earnings available for distributions.

We are qualified as a REIT under the Internal Revenue Code. The requirements for this qualification, however, are highly technical and complex and even a technical or inadvertent mistake could jeopardize our REIT status. If we fail to meet these requirements, our distributions will not be deductible to us, and we will have to pay a corporate level tax on our income. This would substantially reduce our earnings, our cash available to pay distributions and your yield on your investment in our shares. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. As a result, the amount of funds available for distribution to our stockholders would be reduced for the year or years involved.

We may be unable to comply with the strict income distribution requirements applicable to REITs, or compliance with such requirements could adversely affect our financial condition.

To obtain the favorable treatment associated with qualifying as a REIT, we must distribute to our stockholders with respect to each year at least 90% of our net taxable income excluding capital gains. In addition, we are subject to a tax on the undistributed portion of our income at regular corporate rates and also may be subject to a non-deductible 4% excise tax on the amount by which certain distributions considered as paid by us with respect to any calendar year are less than the sum of: (1) 85% of our ordinary income for the calendar year, (2) 95% of our capital gains net income for the calendar year, other than capital gains we elect to retain and pay tax on, and (3) 100% of undistributed taxable income from prior periods. We could be required to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if conditions are not favorable for borrowing.

Recent change in taxation of corporate dividends may adversely affect the value of our shares.

The Jobs and Growth Tax Relief Reconciliation Act of 2003 that was enacted into law on May 28, 2003, among other things, generally reduces to 15% the maximum marginal rate of tax payable by individuals on dividends received from a regular C corporation. This reduced tax rate, however, will not apply to dividends paid to most domestic non-corporate taxpayers by a REIT on its stock except for certain limited amounts. While the earnings of a REIT that are distributed to its stockholders are still generally subject to less U.S. federal income taxation than earnings of a non-REIT C corporation which are distributed to its stockholders net of corporate-level income tax, this legislation could cause domestic non-corporate investors to view the stock of regular C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations would generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the domestic non-corporate taxpayer’s other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the stock of REITs in general or on our common stock in particular, either in terms of price or relative to other investments.

To comply with the REIT income and asset tests, we may have to acquire qualifying real estate assets that are not part of our overall business strategy and that might not be the best alternative.

As a REIT, 75% of the value of our total assets must consist of specified real estate related assets and certain other specified types of investments, and 75% of our gross income must be earned from specified real estate related sources and certain other specified types of income. If the value of the real estate securing each of our loans, determined at the date the loans are acquired (and possibly certain other times), is less than the highest outstanding balance of the loan for a particular taxable year, then a portion of that loan will not be a qualifying real estate asset and a portion of the interest income will not be qualifying real estate income. Accordingly, to determine which of our loans constitute qualifying assets for purposes of the REIT asset tests and the extent to which the interest earned on our loans constitute qualifying income for purposes of the REIT income tests, we must determine the value of the real estate at the time we acquire each loan and possibly certain other times. There can be no assurance that the IRS will not disagree with our determinations and assert that a lower value is applicable, which could negatively impact our ability to qualify as a REIT. These considerations also might restrict the types of loans that we can make in the future. In addition, we may have to acquire other assets that qualify as real estate (for example, interests in other mortgage loan portfolios or mortgage-backed securities) that are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the 100% prohibited transactions tax, we may choose not to engage in certain sales of loans and not to securitize loans in a manner that would be treated as a sale of the loans for federal income tax purposes (except for sales of loans made by our taxable REIT subsidiary), even though such sales or securitization transactions might otherwise be beneficial for us.

The REIT qualification rules impose limitations on the types of investments and activities that we may undertake which may preclude us from pursuing the most economically beneficial investment alternatives.

In order to qualify as a REIT, we must satisfy certain income and asset tests, which require that a certain specified percentage of our income and assets be comprised of certain types of income and assets. Satisfying these requirements might limit our ability to undertake investments and activities that would otherwise be beneficial to us. For example, from time to time, we enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps, and floors, options to purchase these items, and futures and forward contracts. To the extent that we enter into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument to hedge our indebtedness incurred or to be incurred to acquire mortgage loans, any periodic income or gain from the disposition of that contract attributable to the carrying or acquisition of the real estate assets should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. To the extent that we hedge with other types of financial instruments or for other purposes, or to the extent that a portion of our mortgage loans is not secured by real estate assets or in other situations, the income from those transactions is not likely to be treated as qualifying income for purposes of the gross income tests. Although we intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT, we may choose not to engage in certain hedging transactions of the type we have undertaken in the past (except through our taxable REIT subsidiaries), even though such transactions might otherwise be beneficial for us.

The “taxable mortgage pool” rules may limit the manner in which we effect future securitizations and limit our returns on these transactions, making them less profitable.

There is a significant likelihood that our future securitizations would be considered to result in the creation of taxable mortgage pools. As a REIT, so long as we own 100% of the equity interests in the taxable mortgage pool, we would not be adversely affected by the characterization of our securitizations as taxable mortgage pools (assuming that we do not have any stockholders who might cause a corporate income tax to be imposed upon us by reason of our owning a taxable mortgage pool). We would be precluded, however, from selling to outside investors equity interests in our securitizations, as we have done in the past, or from selling any debt securities issued in connection with the securitization that might be considered to be equity interests for tax purposes.

These limitations will preclude us from engaging in the types of sales that we have used with respect to our prior securitizations to maximize our returns from securitization transactions.

We may be required to allocate “excess inclusion income” to our stockholders, which could result in adverse tax consequences for our stockholders.

Our future securitization transactions likely will result in the creation of taxable mortgage pools, with the result that a portion of our income from that arrangement could be treated as “excess inclusion income.” Excess inclusion income is an amount, with respect to any calendar quarter, equal to the excess, if any, of (a) income allocable to the holder of a residual interest in a REMIC or, under Treasury regulations that have not been issued, an equity interest in a taxable mortgage pool over (b) the sum of an amount for each day in the calendar quarter equal to the product of (i) the adjusted issue price of such interests at the beginning of the quarter multiplied by (ii) 120% of the long-term Federal rate (determined on the basis of compounding at the close of each calendar quarter and properly adjusted for the length of such quarter). Excess inclusion income would be allocated among our stockholders. A stockholder’s share of excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the stockholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of stockholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate (30%), without reduction for any otherwise applicable income tax treaty, to the extent allocable to most types of foreign stockholders.

U.S. federal income tax treatment of REITs and investments in REITs may change which may cause us to lose the tax benefits of operating as a REIT.

The present U.S. federal income tax treatment of a REIT and an investment in a REIT may be modified by legislative, judicial or administrative action at any time. Revisions in U.S. federal income tax laws and interpretations of these laws could adversely affect us and the tax consequences of an investment in us.

Item 8. Financial Statements and Supplementary Data

The following financial statements are attached to this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004, June 30, 2004 and 2003

Consolidated Statements of Operations for the Six Months Ended December 31, 2004 and 2003 (Unaudited) and for the Years Ended June 30, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended December 31, 2004 and for the Years Ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2004 and 2003 (Unaudited) and for the Years Ended June 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Item 9.    Changes In and Disagreements With Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Disclosure Committee, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our (including our consolidated subsidiaries) required to be included in reports we file with the SEC pursuant to the Securities Exchange Act of 1934. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls.

Beginning with our annual report on Form 10-K for the year ended December 31, 2005, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting and related attestation by our independent registered public accounting firm.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of Registrant

The information required by this item relating to our directors and nominees and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included under the captions “Proposal No. 1—Election of Directors” and “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Information Concerning our Executive Officers” in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a code of ethics entitled “Code of Business Conduct and Ethics,” which is posted on our website. Our website is www.aames.net and the code of ethics can be found through a link to the Corporate Financials section on our website. We intend to satisfy the disclosure requirement under Section 5.05 of Form 8-K for any amendment to, or waiver from a provision of, this code by posting any such information on our website.

Item 11.    Executive Compensation

The information required by this item is included under the captions “Proposal No. 1—Election of Directors—Director Compensation” and “Executive Compensation” in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the captions “Ownership of Securities” and “Equity Compensation Plan Information” in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is included under the caption “Certain Relationships and Related Transactions” in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Independent Registered Public Accounting Firm Fees and Services

The information required by this item is included under the captions “Independent Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements: Financial Statements listed as part of “Item 8. Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules: Financial Statement Schedules listed in the “Exhibit Index” as Exhibit 11.

(3)	Exhibits: All exhibits listed in the “Exhibit Index” are filed with this report or are incorporated by reference into this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES FINANCIAL CORPORATION

Dated: March 31, 2005	By:	/S/ A. JAY MEYERSON
A. Jay Meyerson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JENNE K. BRITELL Jenne K. Britell	Lead Independent Director	March 31, 2005

/s/ DAVID H. ELLIOTT David H. Elliott	Director	March 31, 2005

/s/ JOHN F. FARRELL John F. Farrell	Director	March 31, 2005

/s/ A. JAY MEYERSON A. Jay Meyerson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2005

/s/ RONALD J. NICOLAS, JR. Ronald J. Nicolas, Jr.	Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)	March 31, 2005

/s/ MANI A. SADEGHI Mani A. Sadeghi	Director	March 31, 2005

/s/ ROBERT A. SPASS Robert A. Spass	Director	March 31, 2005

/s/ JON D. VAN DEUREN Jon D. Van Deuren	Senior Vice President—Finance and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2005

/s/ STEPHEN E. WALL Stephen E. Wall	Director	March 31, 2005

EXHIBIT INDEX

Exhibit No.		Description
2.1		Form of Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the registration statement on Form S-11 (333-113890) filed with the SEC on September 7, 2004 (“Amendment No. 3 to S-11”)).

3.1		Articles of Amendment and Restatement.

3.2		Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the registration statement on Form S-11 (333-113890) filed with the SEC on July 22, 2004 (“Amendment No. 2 to S-11”)).

4.1		Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to S-11).

10.1		Amended and Restated Aames Investment Equity Incentive Plan.

10.2		Registration Rights and Governance Agreement dated November 1, 2004 among Specialty Finance Partners, Capital Z Management LLC and Aames Investment.

10.3		Employment Agreement dated November 3, 2004 among Aames Investment Corporation, Aames Financial Corporation and A. Jay Meyerson. *

10.4		Form of Aames Investment Corporation Indemnification Agreement with directors and executive officers.*

10.5	(a)	Master Repurchase Agreement dated as of August 5, 2004 among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation, and Aames Funding Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 8 to the registration statement on Form S-11 (333-113890) filed with the SEC on October 27, 2004).

10.5	(b)	Amendment No. 1 dated March 18, 2005 to Master Repurchase Agreement dated August 5, 2004 among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation, and Aames Funding Corporation.

10.6		Stock Purchase Agreement dated November 1, 2004 by and among Aames Investment Corporation, Friedman, Billings, Ramsey Group, Inc., Aames Financial Corporation, Aames TRS, Inc. and Aames Newco, Inc. (incorporated by reference to Exhibit 10.6 to to Amendment No. 10 to the registration statement on Form S-11 333-113890 filed with the SEC on October 29, 2004).

10.7		Registration Rights Agreement dated November 1, 2004 by and between Aames Investment Corporation, Inc. and Friedman, Billings, Ramsey Group, Inc.

10.8	(a)	Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(a) to the Aames Investment Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “September 2004 10-Q”)).

10.8	(b)	Amendment No. 1 dated as of October 28, 2004 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(b) to the September 2004 10-Q).

10.8	(c)	Amendment No. 3 dated as of January 7, 2005 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004.

10.8	(d)	Amendment No. 4 dated as of March 14, 2005 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004.

Exhibit No.	Description
10.9(a)	Master Loan and Security Agreement dated as of July 22, 2003 between Aames Capital Corporation and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.36(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2003).

10.9(b)	Amendment No. 3 dated as of December 16, 2003 to the Citigroup Loan and Security Agreement (incorporated by reference to Exhibit 10.36(d) to the Aames Financial Corporation Form 10-Q for the quarter ended December 31, 2003).

10.9(c)	Amendment No. 4 dated as of April 30, 2004 to the Citigroup Loan and Security Agreement (incorporated by reference to Exhibit 10.20(f) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2004).

10.9(d)	Amendment No. 5 dated as of September 30, 2004 to the Citigroup Loan and Security Agreement (incorporated by reference to Exhibit 10.9(f) to the September 2004 10-Q).

10.9(e)	Amendment No. 6 dated as of October 26, 2004 to the Citigroup Loan and Security Agreement (incorporated by reference to Exhibit 10.9(g) to the September 2004 10-Q).

10.9(f)	Amendment No. 7 dated as of October 31, 2004 to the Citigroup Loan and Security Agreement.

10.10	Warehouse Loan and Security Agreement dated as of February 10, 2000 as Amended and Restated to and including February 4, 2005 among Aames Investment Corporation, Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc.

10.11	Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans dated as of January 18, 2005 between Lehman Brothers Bank, FSB, Aames Capital Corporation and Aames Investment Corporation.

10.12(a)	Revolving Credit and Security Agreement dates as of July 1, 2003 among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.35(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2003).

10.12(b)	Amendment No. 3 to Revolving Credit and Security Agreement dated as of November 4, 2004 among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending.

10.12(c)	Commitment Letter dated December 1, 2003 for the Revolving Credit and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.35(d) to the Aames Financial Corporation Form10-Q for the quarter ended December 31, 2003).

10.12(d)	Amendment No. 3 to the Countrywide Commitment Letter dated as of July 30, 2004 (incorporated by reference to Exhibit 10.18(f) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2004).

10.13	Office Lease dated as of September 15, 1998, between Colonnade Wilshire Corp. and Aames Financial Corporation for the premises located at 3731 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Exhibit 10.12 to the Aames Financial Corporation Form 10-K for the year ended June 30, 1999).

10.14(a)	Office Building Lease dated as of August 7, 1996 between Aames Financial Corporation and California Plaza IIA, LLC for the premises located at 350 S. Grand Avenue, Los Angeles, California (incorporated by reference to Exhibit 10.13(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 1997).

10.15	Office Building Lease dated as of September 13, 2002 between Aames Financial Corporation and Jamboree LLC for the premises located at 3347 and 3351 Michelson Drive, Irvine, California (incorporated by reference to Exhibit 10.18 to the Aames Financial Corporation Form 10-K for the fiscal year ended June 30, 2002.).

Exhibit No.	Description

10.16	Director Compensation Plan Summary (incorporated by reference to Exhibit 99.1 to the Aames Investment Corporation Current Report on Form 8-K/A dated March 23, 2005 filed with the SEC on March 31, 2005).*

10.17	2005 Executive Management Incentive Compensation Plan Summary.*

11.1	Computation of Basic and Diluted Net Income per Common Share.

21.1	Subsidiaries of Aames Investment Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of A. Jay Meyerson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald J. Nicolas, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Aames Investment Corporation

We have audited the accompanying consolidated balance sheets of Aames Investment Corporation and subsidiaries (the Company) as of December 31, 2004, June 30, 2004 and June 30, 2003, and the related consolidated statements of operations, statements of changes in stockholders’ equity and cash flows for the six months ended December 31, 2004 and for each of the three years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aames Investment Corporation and subsidiaries as of December 31, 2004, June 30, 2004 and June 30, 2003, and the consolidated results of their operations and their cash flows for the six months ended December 31, 2004 and for each of the three years in the period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 22, 2005

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	June 30, 2004	June 30, 2003
ASSETS
Cash and cash equivalents	$37,780	$22,867	$23,860
Loans held for sale, at lower of cost or market	484,963	1,012,165	406,877
Loans held for investment, net	1,725,046	—	—
Advances and other receivables, net	22,740	17,451	41,315
Residual interests, at estimated fair value	39,082	44,120	129,232
Deferred income taxes	28,401	21,885	—
Mortgage servicing rights, net	—	—	220
Equipment and improvements, net	8,840	8,708	8,928
Prepaid and other	22,076	17,660	17,456
Derivative instruments, at estimated fair value	31,947	6,316	—

Total assets	$2,400,875	$1,151,172	$627,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Financing on loans held for investment	$1,157,470	$—	$—
Revolving warehouse and repurchase facilities	809,213	886,433	343,675
Borrowings	7,680	78,283	138,512
Accounts payable and accrued expenses	63,242	54,038	38,420
Accrued dividends	3,780	—	51,232
Income taxes payable	1,864	1,807	3,075

Total liabilities	2,043,249	1,020,561	574,914

Commitments and contingencies (Note 15)
Stockholders’ equity:
Series A Preferred Stock; par value $0.001 per share; $500,000 shares authorized; none outstanding	—	—	—
Series B Convertible Preferred Stock, par value $0.001 per share; 29,704,000 shares authorized; none outstanding at December 31, 2004 and 26,704,000 shares outstanding at June 30, 2004 and 2003	—	27	27
Series C Convertible Preferred Stock, par value $0.001 per share; 34,500,000 shares authorized; none outstanding at December 31, 2004, 19,788,000 shares outstanding at June 30, 2004 and 20,186,000 shares outstanding at June 30, 2003	—	20	20
Series D Convertible Preferred Stock, par value $0.001 per share; 108,566,000 shares authorized; none outstanding at December 31, 2004, 59,920,000 shares outstanding at June 30, 2004 and 60,020,000 shares outstanding at June 30, 2003	—	60	60
Series E Preferred Stock, par value $0.001 per share; 26,700,000 shares authorized at June 30, 2004; none authorized at June 30, 2003; none outstanding at December 31, 2004 and June 30, 2004	—	—	—
Common stock, par value $0.001 per share; 400,000,000 shares authorized; none outstanding at December 31, 2004, 7,171,000 shares outstanding at June 30, 2004 and 6,482,000 shares outstanding at June 30, 2003	—	7	7
Common stock, par value $0.01 per share; 500,000,000 shares authorized; 61,360,271 shares outstanding at December 31, 2004 and none outstanding at June 30, 2004 and 2003	614	—	—
Preferred Stock, par value $0.01 per share; 160,000 shares authorized; none outstanding	—	—	—
Additional paid-in capital	655,437	418,095	418,118
Retained deficit	(298,425)	(287,598)	(365,258)

Total stockholders’ equity	357,626	130,611	52,974

Total liabilities and stockholders’ equity	$2,400,875	$1,151,172	$627,888

See accompanying notes to consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended December 31,		Years Ended June 30,
	2004	2003	2004	2003	2002
		(unaudited)
Interest income	$56,103	$32,596	$69,446	$69,186	$83,161
Interest expense	18,490	12,460	26,227	35,119	41,895

Net interest income	37,613	20,136	43,219	34,067	41,266
Provision for loan losses	1,900	—	—	—	—

Net interest income after provision for loan losses	35,713	20,136	43,219	34,067	41,266
Noninterest income:
Gain on sale of loans	59,960	102,737	261,801	174,710	139,167
Loan servicing	3,070	4,177	7,829	8,896	12,462

Total noninterest income	63,030	106,914	269,630	183,606	151,629

Net interest income and noninterest income	98,743	127,050	312,849	217,673	192,895
Noninterest expense:
Personnel	62,660	61,049	160,169	117,547	102,451
Production	17,165	15,774	35,113	25,849	21,322
General and administrative	27,238	22,360	44,527	43,738	34,489
Write-down of residual interests	—	—	—	34,923	27,000

Total noninterest expenses	107,063	99,183	239,809	222,057	185,262
Nonoperating income:
Debt extinguishment income—Capital Z	—	—	—	24,970	—
Debt extinguishment income—others	—	—	—	6,741	—

Total nonoperating income	—	—	—	31,711	—

Income (loss) before income taxes	(8,320)	27,867	73,040	27,327	7,633
Provision (benefit) for income taxes	(5,235)	(17,976)	(17,674)	(1,839)	3,087

Net income (loss)	$(3,085)	$45,843	$90,714	$29,166	$4,546

Net income (loss) to common stockholders:
Basic	$(3,085)	$38,527	$77,660	$15,697	$(9,242)

Diluted	$(3,085)	$46,888	$92,804	$29,166	$(9,242)

Net income (loss) per common share:
Basic	$(0.05)	$5.54	$11.02	$2.39	$(1.45)

Diluted	$(0.05)	$0.45	$0.89	$0.30	$(1.45)

Dividends per common share	$0.06	$—	$—	$—	$—

Weighted average number of common shares
Basic	61,322	6,954	7,049	6,558	6,394

Diluted	61,322	104,387	104,364	96,053	6,394

See accompanying notes to consolidated financial statements

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Series B Convertible Preferred Stock	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Total
At June 30, 2002	$27	$20	$60	$6	$—	$418,027	$(380,955)	$37,185
Exercise of common stock options	—	—	—	1	—	91	—	92
Dividends accrued on Convertible Preferred Stock	—	—	—	—	—	—	(13,469)	(13,469)
Net income	—	—	—	—	—	—	29,166	29,166

At June 30, 2003	27	20	60	7	—	418,118	(365,258)	52,974

Exercise of common stock options	—	—	—	—	—	123	—	123
Cancellation of stock	—	—	—	—	—	(146)	—	(146)
Dividends accrued on Convertible Preferred Stock	—	—	—	—	—	—	(13,054)	(13,054)
Net income	—	—	—	—	—	—	90,714	90,714

At June 30, 2004	27	20	60	7	—	418,095	(287,598)	130,611

Exercise of common stock options	—	—	—	—	—	407	—	407
Dividends accrued on Convertible Preferred Stock	—	—	—	—	—	—	(3,962)	(3,962)
Issuance of Common Stock	—	—	—	—	614	236,935	—	237,549
Recapitalization/Merger of entities under common control	(27)	(20)	(60)	(7)	—	—	—	(114)
Dividends declared on Common Stock	—	—	—	—	—	—	(3,780)	(3,780)
Net loss	—	—	—	—	—	—	(3,085)	(3,085)

At December 31, 2004	$—	$—	$—	$—	$614	$655,437	$(298,425)	$357,626

See accompanying notes to consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31,		Years Ended June 30,
	2004	2003	2004	2003	2002
		(unaudited)
Operating activities:
Net income (loss)	$(3,085)	$45,843	$90,714	$29,166	$4,546
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on loans held for investment	1,900	—	—	—	—
Depreciation and amortization	1,880	2,024	4,125	4,132	4,332
Write-down of residual interests	—	—	—	34,923	27,000
Accretion of residual interests	—	(3,385)	(4,357)	(16,558)	(32,457)
Deferred income taxes	(6,516)	(19,272)	(21,885)	—	—
Mortgage servicing rights amortized	—	220	220	2,700	3,625
Debt extinguishment income	—	—	—	(31,711)	—
Changes in assets and liabilities:
Loans held for sale originated or purchased	(3,587,548)	(3,156,897)	(6,988,994)	(4,446,180)	(3,242,509)
Proceeds from sale of loans held for sale	4,114,750	2,867,030	6,383,706	4,501,371	3,197,605
(Increase) decrease in:
Advances and other receivables, net	(5,289)	19,982	17,398	19,961	9,776
Residual interests	5,038	80,638	89,469	49,700	45,998
Prepaid and other	(4,416)	2,182	(204)	(2,746)	(571)
Derivative instruments	(25,631)	—	—	—	—
Increase (decrease) in:
Accounts payable and accrued expenses	9,204	2,009	15,618	2,415	(8,380)
Income taxes payable	57	(9)	(1,268)	(5,481)	425

Net cash provided by (used in) operating activities	500,344	(159,635)	(415,458)	141,692	9,390

Investing activities:
Increase in loans held for investment, net	(1,726,946)	—	—	—	—
Purchases of equipment and improvements	(2,012)	(2,159)	(3,905)	(2,124)	(4,192)

Net cash used in investing activities	(1,728,958)	(2,159)	(3,905)	(2,124)	(4,192)

Financing activities:
Net proceeds from issuance of Common Stock, net of effects of recapitalization/merger of entities under common control	237,435	—	—	—	—
Net proceeds from issuance of Series D Convertible Preferred	—	—	—	—	542
Proceeds from exercise of Common Stock options	407	12	127	92	—
Reduction in borrowings	(70,603)	(51,295)	(60,229)	(93,747)	(5,750)
Payment of preferred stock dividends	(3,962)	(58,548)	(64,286)	—	—
Financing on loans held for investment	1,157,470	—	—	—	—
Net proceeds from (reductions in) revolving warehouse and repurchase facilities	(77,220)	259,376	542,758	(39,444)	(10,182)

Net cash provided by (used in) financing activities	1,243,527	149,545	418,370	(133,099)	(15,390)

Net increase (decrease) in cash and cash equivalents	14,913	(12,249)	(993)	6,469	(10,192)
Cash and cash equivalents at beginning of period	22,867	23,860	23,860	17,391	27,583

Cash and cash equivalents at end of period	$37,780	$11,611	$22,867	$23,860	$17,391

Supplemental disclosures:
Interest paid	$14,841	$9,518	$20,463	$33,491	$37,979
Income taxes paid	$1,325	$1,928	$6,309	$3,645	$2,626

See accompanying notes to consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

General

Aames Investment Corporation (the “Company” or “Aames Investment”), a Maryland corporation, was incorporated on February 24, 2004. On November 5, 2004, Aames Investment completed a $297.5 million initial public offering of 35.0 million common shares and a $39.5 million concurrent private placement of 5.0 million shares of common stock. Subsequently, on November 24, 2004, Aames Investment sold an additional 5.3 million shares of common stock in an over-allotment transaction. All of the common shares sold were priced at $8.50 per share, less certain discounts.

On November 9, 2004, Aames Investment completed its reorganization with Aames Financial Corporation, formerly Aames Investment’s parent company, and with two of Aames Investment’s wholly owned subsidiaries, each of which was created for the interim purpose of effecting the reorganization. As a result of the reorganization, the corporate successor of Aames Financial became a wholly owned subsidiary of Aames Investment, and changed its name to “Aames Financial Corporation.” The reorganization transaction was accounted for as a recapitalization-restructuring of entities under common control with no change in accounting basis. The common shares of Aames Financial that were previously publicly traded were fully redeemed and, accordingly, no longer trade on any public equity market. The Series B, C and D Convertible Preferred Stock were also fully redeemed.

Aames Investment is qualified as a real estate investment trust, or REIT, for U.S. federal income tax purposes, and, on a consolidated basis, Aames Financial and subsidiaries is the taxable REIT subsidiary of Aames Investment.

Aames Investment’s strategy to use its equity capital and funds borrowed under revolving warehouse and repurchase facilities to finance mortgage loan originations, and to use on-balance sheet securitizations to finance its REIT portfolio of mortgage loans. Aames Financial is a fifty-year old mortgage banking company focused primarily on originating, selling and servicing mortgage loans through both wholesale and retail channels under the name “Aames Home Loan.” Aames Investment will retain in its REIT portfolio a portion of these loans, largely hybrid/adjustable rate mortgage loans, which accounted for 77.5% of total mortgage loan production during the six months ended December 31, 2004. Aames Investment will sell the remainder, including a majority of the fixed-rate mortgage loans originated, on a whole loan servicing-released basis to third parties.

The Company’s principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers’ access to credit. Mortgage loans originated are extended on the basis of equity in the borrower’s property and the creditworthiness of the borrower.

The following table sets forth the number of the Company’s retail branches and wholesale regional operations centers at December 31, 2004, June 30, 2004 and 2003:

	December 31,	June 30,
Production channel	2004	2004	2003
Retail branches	96	99	93
Regional wholesale operations centers	5	5	4

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth for volume of loans originated by the Company during the periods presented (in thousands):

	During the six months ended December 31,		During the year ended June 30,
	2004	2003	2004	2003
		(unaudited)
Retail	$1,189,707	$1,168,675	$2,400,493	$1,795,447
Wholesale	2,397,841	1,988,222	4,588,501	2,650,733

Total	$3,587,548	$3,156,897	$6,988,994	$4,446,180

The following table sets forth the aggregate outstanding balance of mortgage loans serviced by the Company at December 31, 2004, June 30, 2004 and 2003 (in thousands):

	December 31,	June 30,
	2004	2004	2003
Mortgage loans serviced:
Loans held for investment	$1,718,696	$—	$—
Loan serviced on an interim basis	771,830	1,897,464	910,671
Loans subserviced for others on a long-term basis	129,016	160,371	—
In securitization trusts serviced in-house	224,345	229,308	741,132
In securitization trusts serviced by others	—	53,885	87,829

	$2,843,887	$2,341,028	$1,739,632

Mortgage loans serviced on an interim basis include loans held for sale and loans serviced for loan buyers who have not yet transferred the loans to new servicers. Loans serviced for the Company by others were serviced by an unaffiliated subservicer under a subservicing agreement until December 1, 2004 at which time the servicing was brought back in-house.

At December 31, 2004, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, “Capital Z”) and others affiliated with Capital Z owned 13,986,556 shares, or approximately 22.8%, of the Company’s common shares outstanding. Representatives of Capital Z currently have two seats on the Company’s seven member Board of Directors. At June 30, 2004, SFP owned preferred stock representing 42.3% of the Company’s combined voting power in the election of directors and approximately 90.0% of the combined voting power in all matters other than the election of directors. At June 30, 2004, representatives or nominees of Capital Z had five seats on the nine member Board of Directors at that time.

Principles of Accounting and Consolidation

The consolidated financial statements of the Company include the accounts of Aames Investment and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of no more than three months to be cash equivalents.

Loans Held for Sale

Loans held for sale are mortgage loans the Company plans to securitize or sell as whole loans and are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements.

Loans Held for Investment and Allowance for Loan Losses

Mortgage loans held for investment represent either mortgage loans securitized through transactions structured as financings or mortgage loans designated as held for investment for future on-balance sheet securitization. During the six months ended December 31, 2004, the Company began building a portfolio of loans held for investment through an on-balance sheet securitization structured as a financing. Prior thereto, the Company did not securitize mortgage loans through transactions structured as financings.

Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, less the allowance for loan losses, plus net deferred origination costs. The financing related to these securitizations is included in the Company’s consolidated balance sheet as financing on loans held for investment.

An allowance for loan losses is maintained at a level deemed adequate by management to provide for probable and inherent losses in the portfolio. The allowance is based upon a quarterly review of past loan loss experience, loan portfolio composition and risk, current economic conditions that may affect the borrower’s ability to pay and the underlying collateral value. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic and other conditions. Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

Interest income is accrued as earned. Loans are placed on non-accrual status when any portion of principal or interest is past due 59 days or more or earlier when concern exists as to the ultimate collectibility of principal or interest and subsequently recognized on a cash basis if and when remitted by the borrower. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Advances and Other Receivables

Advances and other receivables consist primarily of interest and servicing advances to securitization trusts in which the Company has retained a residual interest. To a lesser extent, advances also include principal and interest advances to bond holders of financings on loans held for investment. Advances and other receivables also includes cash distributions receivable from off-balance sheet securitization trusts, servicing and miscellaneous fees receivable, accrued interest and other miscellaneous receivables.

In its capacity as servicer of loans in the securitization trusts, the Company is required to advance the interest due to the bondholders of the securitization trusts when delinquent borrowers fail to make timely payments on their mortgage loans. The Company is also required to advance to the securitization trusts foreclosure-related expenses, delinquent real estate taxes and property insurance on mortgage loans in the securitization trusts. In its capacity as servicer of the loans in the securitization trusts, the Company is not required to make advances which would not be expected to be recoverable from the securitization trusts. The

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company records interest advances and servicing advances as accounts receivable on its consolidated balance sheets at the time the cash advance is made and until recovered. The Company, as servicer, is entitled to recover these advances from regular monthly cash flows from the securitization trusts, including monthly payments, loan pay-offs and liquidation proceeds from the sale of real estate collateral underlying the mortgage loan if the properties are foreclosed upon and sold. The Company periodically evaluates the realizability of its interest and servicing advances and other accounts receivable, and charges income for amounts deemed uncollectible. As a means of improving its liquidity, the Company has, from time to time, entered into agreements with unaffiliated third parties pursuant to which they made certain, but not all, of the servicing advances directly to the securitization trusts. Additionally, as a means of recovering interest and servicing advances made by the Company prior to the time borrowers remit their payments or the mortgaged property is foreclosed upon and sold, from time to time, the Company may sell its interest and servicing advances.

Equipment and Improvements, Net

Equipment and improvements, net, are stated at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease or the estimated lives of the improvements.

Revenue Recognition

The Company depends on its ability to sell mortgage loans in the secondary markets, as market conditions allow, to generate cash proceeds to pay down its revolving warehouse and repurchase facilities and fund new originations and purchases. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company’s loan origination and purchase operations.

The Company records a sale of mortgage loans and the resulting gain on sale of loans when it surrenders control over the loans to a buyer (the “transferee”). Control is surrendered when (i) the loans are isolated from the Company, put presumptively beyond the reach of the Company and its creditors, even in a bankruptcy or other receivership, (ii) either the transferee has the unconstrained right to pledge or exchange the loans or the transferee is a qualifying special purpose entity and the beneficial interest holders in the qualifying special purpose entity have the unconstrained right to pledge or exchange the beneficial interests, and (iii) the Company does not maintain effective control over the loans through an agreement that entitles and obligates the Company to repurchase or redeem the loans before their maturity or through an agreement that unilaterally entitles the Company to repurchase or redeem the loans.

The Company sells its mortgage loans in whole loan sale transactions on a cash basis. In whole loan sale transactions, the buyer acquires all future rights (including mortgage servicing rights) to the loans, without recourse to the Company except for standard representations and warranties. Gains and losses on whole loan sales are recognized when the Company surrenders control over the loans (generally on the settlement date) based upon the difference between the proceeds received and the net carrying amount of the loans.

In a securitization structured as a sale, the Company conveys loans to a separate entity (such as a trust) in exchange for cash proceeds and a residual interest in the trust. The cash proceeds are raised through an offering of pass-through certificates or bonds evidencing the right to receive principal payments and interest on the certificate balance or bonds. The non-cash gain on sale of loans represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original cost basis amount of loans (including premiums paid on loans originated) between the portion sold and any retained interests (residual interests), based on their relative fair values at the date of transfer. The residual interests represent, over the

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated life of the loans, the present value of the estimated future cash flows based upon the expected timing that the estimated future cash flows would be released from the securitization trusts to the Company, i.e., the “cash out” method for residual interest valuation. These cash flows are determined by the excess of the weighted average coupon on each pool of loans sold over the sum of the interest rate paid to investors, the contractual servicing fee, a monoline insurance fee, if any, and an estimate for credit losses. Each agreement that the Company has entered into in connection with its securitizations requires the overcollateralization of the trust that may initially be funded by cash deposited by the Company. The amount and timing of the cash flows expected to be released from the securitization trusts considers the impact of the applicable delinquency and credit loss limits specified in the securitization agreements.

The Company determines the present value of the cash flows at the time each securitization transaction closes using certain estimates made by management at the time the mortgage loans are sold. These estimates include: (i) a future rate of prepayment; (ii) credit losses; and (iii) a discount rate used to calculate present value. The future cash flows represent management’s best estimate. Management monitors performance of the loans and changes in the estimates are reflected in earnings. There can be no assurance of the accuracy of management’s estimates.

On a quarterly basis, the Company reviews the fair value of the residual interests by analyzing its prepayment, credit loss and discount rate assumptions in relation to its actual experience and current rates of prepayment and credit loss prevalent in the industry. The Company may adjust the residual interests or take a charge to earnings related to the residual interests, as appropriate, to reflect a valuation or write-down of its residual interests based upon (i) the actual performance of the Company’s residual interests as compared to the Company’s key assumptions and estimates used to determine fair value and (ii) changes in assumptions and estimates. Although management believes that the assumptions to estimate the fair values of its residual interests are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

Prior to June 30, 2000, the Company capitalized mortgage servicing rights based on an allocation of the carrying amount of the loans securitized on a servicing retained basis. Mortgage servicing rights are amortized in proportion to and over the period of estimated future servicing income. Subsequent to June 30, 2000, the Company sold or securitized mortgages on a servicing released basis; therefore, the Company did not capitalize mortgage servicing rights. At December 31, 2004 and June 30, 2004 the Company did not have any mortgage servicing rights.

Loan origination fees, as well as discount points and certain direct origination costs, are initially deferred and recorded as an adjustment to the cost of the loan and, with respect to mortgage loans held for sale, are reflected in earnings when the loan is sold. With respect to mortgage loans held for investment, such deferred fees and costs are amortized to interest income using the interest method over the estimated economic life of the loans.

Stock-Based Compensation

Through June 30, 2004, the Company compensated employees through the issuance of common stock options in accordance with the Aames Financial Corporation Stock Option Plan dated February 10, 1999, as amended (the “1999 Plan”). The 1999 Plan provided for the issuance of options to purchase shares of the Company’s common stock to officers, key executives and consultants of the Company. The 1999 Plan was ultimately replaced by the 2004 Aames Investment Corporation Equity Incentive Plan (the “2004 EIP”) on November 9, 2004. Awards under the 2004 EIP during the six months ended December 31, 2004 were restricted stock awards. At December 31, 2004, there are no longer any stock options outstanding.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB No. 123”), the Company recognized compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Had compensation been recorded in accordance with FASB No. 123, the Company’s net income (loss) and net income (loss) per common share data would have reflected the pro forma amounts indicated below (in thousands, except per share data):

	Six Months Ended December 31,		Year Ended June 30,
	2004	2003	2004	2003	2002
		(unaudited)
Net income (loss):
As reported	N/A	$45,843	$90,714	$29,166	$4,546
Pro forma	N/A	45,240	88,927	27,993	2,925
Basic income (loss) to common stockholders:
As reported	N/A	$38,527	$77,660	$15,697	$(9,242)
Pro forma	N/A	37,924	75,873	14,524	(10,863)
Diluted income (loss) to common stockholders:
As reported	N/A	$46,888	$92,804	$29,166	$(9,242)
Pro forma	N/A	46,285	91,017	27,993	(10,863)
Basic income (loss) per common share:
As reported	N/A	$5.54	$11.02	$2.39	$(1.45)
Pro forma	N/A	5.45	10.76	2.21	(1.70)
Diluted (loss) per common share:
As reported	N/A	$0.45	$0.89	$0.30	$(1.45)
Pro forma	N/A	0.44	0.87	0.29	(1.70)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended December 31,		June 30,
	2004	2003	2004	2003
		(unaudited)
Dividend Yield	N/A	0.00%	0.00%	0.00%
Expected Volatility	N/A	111.00%	107.00%	118.00%
Risk-free interest rate	N/A	3.02%	3.00%	2.97%
Expected life of option	N/A	4.5 years	4.5 years	4.5 years

The proforma stock based compensation cost, net of tax effects, was $0.6 million (unaudited) during the six months ended December 31, 2003. The pro forma stock based compensation cost, net of tax effect for the years ended June 30, 2004, June 30, 2003 and June 30, 2002, was $1.8 million, $1.2 million and $1.6 million, respectively.

Advertising Expense

The Company’s policy is to charge advertising costs to expense when incurred.

Income Taxes

The parent company, Aames Investment Corporation, has elected to be treated as a real estate investment trust, or REIT, for U.S. federal tax purposes. As a REIT, Aames Investment Corporation is not subject to federal

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income taxes at the parent company level to the extent that it distributes its taxable income to its stockholders and complies with certain other requirements. Other requirements include distribution of at least 90% of the REIT’s taxable income, and meeting certain percentage requirements for assets and income that effectively serve to focus the REIT’s investments into mortgage loans secured by real estate, including mortgage-backed securities and other qualifying investments. Holdings of non-real estate and portfolio investments is limited, including no more than 20% of the value of Aames Investment’s total assets may consist of securities of one or more taxable REIT subsidiaries, discussed below. Aames Investment intends to distribute 100% of its REIT taxable income; therefore, no provision for income taxes has been made.

The taxable income of Aames Financial, the taxable REIT subsidiary, is subject to regular corporate income taxes. Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in the tax law or rates.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings, except when their effect is antidilutive.

Risk Management, Derivative Instruments and Hedging Activities

The Company’s earnings may be directly affected by the level of and fluctuation in interest rates in the securitization trusts. No derivative financial instruments were in place at and during the six months ended December 31, 2004 or at and during the years ended June 30, 2004 applicable to the off-balance sheet securitization trusts in which the Company retained a residual interest.

From time to time, the Company uses hedge products to mitigate interest rate exposure on its inventory and pipeline of mortgage loans. In addition, the Company uses hedge products to mitigate interest rate exposure to its financings on loans held for investment which are indexed to one-month LIBOR. The Company has utilized hedge products that included interest rate cap agreements, forward interest rate swap agreements and other hedging products. The use, amount and term of derivative financial instruments are determined by members of the Company’s senior management.

Derivative financial instruments are recorded at fair value on the Company’s consolidated balance sheets. The Company records the fair value of any derivatives in a separate asset or liability line items, as the case may be, depending on materiality considerations. The Company’s derivative financial instruments are not designated, and do not qualify, as accounting hedges. Therefore, changes in the fair value of the derivative financial instruments are recorded currently in operations as realized or incurred.

Reclassifications

Certain amounts related to June 30, 2004, 2003 and 2002 have been reclassified to conform to the December 31, 2004 presentation.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Cash and Cash Equivalents and Cash Held in Trust

At December 31, 2004, June 30, 2004 and June 30, 2003, the Company had corporate cash and cash equivalents available of $37.8 million, $22.9 million and $23.9 million, respectively, none of which were restricted. At December 31, 2004, the Company had $7.0 million of overnight investments. There were no overnight investments at June 30, 2004 and 2003.

The Company services mortgage loans in its portfolio of loans held for investment, in its securitization trusts, for others on a long-term basis and services mortgage loans on an interim basis, which consist of loans held for sale and loans subserviced for others. In such capacity, certain funds are collected from borrowers and placed in segregated trust accounts which totaled $29.4 million, $18.8 million and $34.5 million at December 31, 2004, June 30, 2004 and June 30, 2003, respectively. These accounts and corresponding liabilities are not included in the accompanying consolidated balance sheets.

Note 3.    Loans Held for Sale

The following summarizes the composition of the Company’s loans held for sale by interest rate type at December 31, 2004 and June 30, 2004 and 2003 (in thousands):

	December 31, 2004	June 30, 2004	June 30, 2003
Fixed rate mortgages	$233,118	$269,585	$168,356
Adjustable rate loans	251,845	742,580	238,521

Loans held for sale	$484,963	$1,012,165	$406,877

Loans held for sale that were past due 90 days or more were $6.7 million and $7.7 million and $5.2 million at December 31, 2004 and June 30, 2004 and 2003, respectively. At December 31, 2004 and June 30, 2004 and 2003, the Company had loans held for sale on which the accrual of interest had been discontinued of approximately $7.7 million and $9.1 million and $5.9 million, respectively. Had these loans been current throughout their terms, interest income would have been higher by approximately $0.7 million and $0.8 million and $0.7 million during the six months ended December 31, 2004 and the years ended June 30, 2004 and 2003, respectively.

Note 4.    Loans Held for Investment, Net

During the six months ended December 31, 2004, the Company securitized $1.2 billion of mortgage loans through a securitization structured as a financing, referred to as an “on-balance sheet securitization”. In addition, at December 31, 2004, the Company had $531.3 million of loans classified as loans held for investment that were pending on-balance sheet securitization. During the year ended June 30, 2004, no loans were securitized and structured as financings. A summary of the components of loans held for investment, net, at December 31, 2004 was as follows (in thousands):

December 31, 2004
Loans held for investment:
Securitized	$1,187,435
Not yet securitized	531,261
Add: Net deferred origination costs	8,250
Less: Allowance for loan losses	(1,900)

Loans held for investment, net	$1,725,046

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the activity in the allowance for losses for loans held for investment during the six months ended December 31, 2004 (in thousands):

December 31, 2004
Balance, beginning of period	$—
Provision for loan losses	1,900
Charge-offs	( —)
Recoveries	—

Net charge-offs	—

Balance, end of year	$1,900

Note 5.    Advances and Other Receivables, Net

At December 31, 2004 and June 30, 2004 and 2003, advances and other receivables, net, were comprised of the following (in thousands):

	December 31,	June 30,
	2004	2004	2003
Accrued interest and other receivables	$11,380	$9,177	$4,614
Interest and servicing advances, net	9,598	7,197	32,771
Cash due from securitization trusts	859	975	3,501
Principal and interest advances	832	—	—
Servicing and miscellaneous fees	71	102	429

Advances and other receivables	$22,740	$17,451	$41,315

Certain of the Company’s interest and servicing advances are pledged under a borrowing facility entered into by the Company on June 30, 2003 which is discussed in Note 13, Borrowings.

Note 6.    Residual Interests

Residual interests are recorded as a result of the sale of loans through securitizations that the Company structured as sales, referred to as “off-balance sheet securitizations”. The activity in the residual interests during the six months ended December 31, 2004 and the year ended June 30, 2004 and 2003 is summarized as follows (in thousands):

	Six months ended December 31,	Year ended June 30,	Year ended June 30,
	2004	2004	2003
Residual interests, at beginning of year	$44,120	$129,232	$197,297
Accretion	—	4,357	16,558
Cash received from the trusts	(5,038)	(89,469)	(49,700)
Write-down of residual interests	—	—	(34,923)

Residual interests, at end of year	$39,082	$44,120	$129,232

During the six months ended December 31, 2004 and the year ended June 30, 2004, the Company did not dispose of any of its mortgage loans in off-balance sheet securitizations. During the year ended June 30, 2003, the Company completed a $315.0 million off-balance sheet securitization.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended June 30, 2004 and 2003, the Company received cash from the trusts in the amount of $61.8 million and $4.4 million, respectively, in connection with finalizing calls of off-balance sheet securitization trusts.

The Company sold to Capital Z Investments, L.P., a Bermuda partnership (“CZI”), an affiliate of Capital Z, for $8.7 million of cash the residual interests created in the $315.0 million off-balance sheet securitization which closed during the year ended June 30, 2003. The Company has not retained any interest in any residual interests sold to CZI. The Company retained the residual interests created in the off-balance sheet securitizations which closed during and prior to the year ended June 30, 2000.

At December 31, 2004, the Company had retained residual interests in seven off-balance sheet securitization trusts which had a mortgage loan balance of $224.3 million. Of the $224.3 million, six securitization trusts with a mortgage loan balance of $166.2 million were callable at December 31, 2004. The remaining securitization trust with a mortgage loan balance of $58.1 million is callable in calendar 2005. On February 15, 2005, the Company called two of the securitization trusts which, at the time of the call, had mortgage loan balances of $103.5 million. The Company prepaid the Financing Facility by $4.4 million from proceeds realized from the call transaction such amount being equal to the amount ascribed to the called residual and servicing advances on mortgage loans in the securitization trusts by the lender under the Financing Facility. When the Company calls any of the remaining securitization trusts, which it intends to do during calendar 2005, it might be required to write down the value of the residual interests relating to such securitization trusts.

During the six months ended December 31, 2004 and during the year ended June 30, 2004, based upon its normal review of the credit loss, prepayment speed and interest rate assumptions against actual credit loss, prepayment speeds and interest rates, the Company did not adjust the carrying value of its retained residual interests.

During the year ended June 30, 2003, despite lower net credit losses on liquidations of mortgage loans in the securitization trusts, the Company experienced higher than expected loss severities on such liquidations. During the same time, the Company also experienced higher than estimated prepayment speed activity for mortgage loans in the securitization trusts due to the low mortgage interest rate environment prevailing in the United States. Therefore, the Company increased its credit loss assumptions and changed its annual prepayment rate assumptions used to estimate the fair value of its retained residual interests. During the year ended June 30, 2003, the Company also adjusted the underlying forward interest rate curve assumption used to estimate the fair value of its retained residual interests. The effect of these changes in estimates resulted in a $31.9 million write-down to the carrying value of the Company’s retained residual interests. Additionally, as master servicer of the mortgage loans in the securitization trusts, the Company has the right to call at par the mortgage loans in securitization trusts when the remaining balance of the mortgage loans sold in the securitization trusts falls below 10.0% of the original mortgage loan balance. During the year ended June 30, 2003, the Company called the mortgage loans in seven of the securitization trusts which did not materially effect the carrying value of the Company’s retained residual interests. On August 15, 2003, the Company called four additional securitization trusts. In estimating the effects on the carrying value of the retained residual interests of calling the mortgage loans in those four securitization trusts, the Company wrote down by $3.0 million the retained residual interests related to those four securitization trusts.

The $27.0 million write-down recorded during the year ended June 30, 2002 primarily reflected the Company’s unfavorable assessment of actual credit loss and delinquency experience of certain loans in the securitization trusts as compared to credit loss and delinquency assumptions.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes certain information about the securitization trusts in which the Company has retained a residual interest at December 31, 2004 and June 30, 2004 and 2003 (dollars in thousands):

	December 31,	June 30,
	2004	2004	2003
Aggregate principal balance of securitized loans at the time of the securitizations	$3,304,181	$3,304,181	$6,642,357
Outstanding principal balance of securitized loans	224,345	283,193	828,939
Outstanding principal balance of pass-through certificates or bonds of the securitization trusts	172,552	227,232	683,277
Weighted average coupon rates of outstanding: Securitized loans	10.14%	10.13%	10.23%
Pass-through certificates or bonds	6.01%	5.65%	5.51%

In connection with its securitization transactions, the Company initially deposits with a trustee cash or the required overcollateralization amount and subsequently deposits a portion of the excess spread collected on the related loans. At December 31, 2004 and June 30, 2004 and 2003, the securitization trusts in which the Company has retained a residual interest include overcollateralization of approximately $51.8 million and $56.0 million and $145.7 million, respectively. These overcollateralization amounts are subject to increase, as specified in the related securitization documents.

There is no active market with quoted prices for the Company’s residual interests. Therefore, the Company estimates the fair value of its residual interests based upon the present value of expected future cash flows based on certain prepayment, credit loss and discount rate assumptions. There can be no assurance that the Company could realize the fair value of its residual interests in a sale.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain historical data and key assumptions and estimates used by the Company in its December 31, 2004, June 30, 2004 and June 30, 2003 reviews of the residual interest it has retained were as follows:

	December 31, 2004	June 30,
		2004	2003
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	31.4%	36.1%	32.5%
Adjustable rate loans	25.4%	35.6%	34.4%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	31.3% to 37.5%	34.1% to 51.0%	30.9% to 48.8%
Adjustable rate loans	31.3% to 42.7%	28.8% to 46.6%	18.4% to 52.9%
Estimated weighted average life of securitized loans	2.0 years	2.2 years	1.9 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	4.7%	4.5%	5.4%
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	0.5%	0.5%	0.5%
Total actual and estimated prospective credit losses, as a percentage of original principal balances of securitized loans	5.2%	5.0%	5.9%
Total actual credit losses to date and estimated prospective credit losses (in thousands)	$168,319	$166,404	$392,592
Weighted average discount rate	13.7%	13.7%	13.5%

To estimate the effects of changes in interest rates on the coupon rates of the adjustable rate mortgage loans, the Company considers current underlying indices, periodic interest rate caps, lifetime interest rate caps and contractual interest rate floors. In determining the interest rates for the floating rate pass-through certificates in the securitization trusts, the Company uses each certificates’ specific spread over the one-month LIBOR.

At December 31, 2004 and June 30, 2004 and 2003, the total actual and estimated prospective credit losses, as a percentage of original principal balance of securitized loans in securitization trusts in which the Company has retained a residual interest were as follows:

Mortgage Loans Securitized During the Years Ended June 30,	Actual and Estimated Prospective Credit Losses(1) at
	December 31,	June 30,
	2004	2004	2003
1999	6.0%	5.9%	6.4%
1998	4.8%	4.8%	5.9%
1997	5.7%	5.6%	5.4%
1996	4.6%	4.5%	6.2%

(1)	Static pool losses are calculated by adding the actual and estimated future credit losses and dividing that sum by the balance of the mortgage loans in each securitization trust at the time of securitization. The amount shown for each year is the weighted average for all securitizations during that period.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual and estimated credit losses vary between securitization trusts due to differing credit quality i.e., credit grade, production channel and other factors considered by the Company when evaluating credit loss estimates.

The table below illustrates the resulting hypothetical fair values of the Company’s retained residual interests at December 31, 2004 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (in thousands):

Prepayment speed assumption:
Fair value after:
Impact of a 10% adverse change	$38,789
Impact of a 20% adverse change	38,550
Credit loss assumption:
Fair value after:
Impact of a 10% adverse change	37,784
Impact of a 20% adverse change	36,505
Residual interest cash flows discount rate:
Fair value after:
Impact of a 10% adverse change	37,731
Impact of a 20% adverse change	36,468
Interest rate on adjustable mortgage loans and bonds:
Fair value after:
Impact of a 10% adverse change	38,552
Impact of a 20% adverse change	38,252

These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution. The changes in the assumptions regarding prepayments and credit losses were applied to the cash flows of the mortgage loans underlying the retained interests. Changes in assumptions regarding discount rate were applied to the cash flows of the securitization trusts. Generally, changes in fair value based upon a change in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The change in one assumption was calculated without changing any other assumptions. In reality, changes in one assumption may result in changes in others which may magnify or offset the sensitivities. For example, changes in market interest rates may simultaneously impact the prepayment, credit loss and the discount rate assumptions.

The table below summarizes cash flows received from (paid to) off-balance sheet securitization trusts during the six months ended December 31, 2004 and the year ended June 30, 2004 and 2003 (in thousands):

	Six Months Ended December 31, 2004	Year Ended
		June 30, 2004	June 30, 2003
Servicing fees collected	$1,613	$4,131	$5,310
Purchases of delinquent and foreclosed loans	(1,357)	(1,452)	(7,322)
Interest and servicing advances made	(11,978)	(21,809)	(31,190)
Interest and servicing advances collected	9,577	41,716	45,769
Cash received from CZI from sales of residual interests	—	—	8,695
Proceeds from off-balance sheet securitizations	—	—	314,958

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes certain delinquency and charge-off information regarding mortgage loans in the Company’s off-balance sheet securitization trusts at or during the six months ended December 31, 2004 and the year ended June 30, 2004 and 2003 (in thousands):

	At or During the Six Months Ended December 31, 2004	At or During the Year Ended June 30,
		2004	2003
Loans past due 90 days or more:
Off-balance sheet securitization trusts	$31,312	$48,193	$106,685
Credit losses:
Net losses on liquidations of mortgage loans in off-balance sheet securitization trusts	$5,554	$14,664	$31,130

There were no net losses incurred on liquidations of delinquent and foreclosed mortgage loans purchased out of off-balance sheet securitizations during the six months ended December 31, 2004. Included in net losses on liquidations of mortgage loans in off-balance sheet securitization trusts are net losses of $0.5 million and $1.7 million incurred in purchases of delinquent and foreclosed loans during the year ended June 30, 2004 and 2003, respectively.

Key assumptions and estimates used by the Company in measuring the residual interests at the date of securitization resulting from the securitizations completed during the year ended June 30, 2003 were as follows:

Prepayments:
Estimated annual prepayment rates, as a percentage of outstanding Principal balance of securitized loans:
Fixed rate loans	24.3%
Adjustable rate loans	45.4%
Estimated weighted average life of securitized loans	4.0 years
Credit losses:
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	3.6%
Total estimated prospective credit losses (in thousands)	$11,370
Discount rate	15.0%

Note 7.    Mortgage Servicing Rights, Net

The Company had no mortgage servicing rights at December 31, 2004. The activity in mortgage servicing rights during the years ended June 30, 2004 and 2003 is summarized as follows (in thousands):

	June 30,
	2004	2003
Mortgage servicing rights, net, at beginning of year.	$220	$2,920
Amortization of mortgage servicing rights	(220)	(2,700)

Mortgage servicing rights, net, at end of year	$—	$220

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Equipment and Improvements, Net

Equipment and improvements, net, consisted of the following at December 31, 2004 and June 30, 2004 and 2003 (in thousands):

	December 31, 2004	June 30,
		2004	2003
Computer hardware	$15,471	$15,133	$13,511
Furniture and fixtures	11,309	10,815	9,534
Computer software	15,094	14,649	14,125
Leasehold improvements	4,190	3,787	3,450

Total	46,064	44,384	40,620
Accumulated depreciation and amortization	(37,224)	(35,676)	(31,692)

Equipment and improvements, net	$8,840	$8,708	$8,928

During the six months ended December 31, 2004 and 2003 and the years ended June 30, 2004, 2003 and 2002, depreciation and amortization expense was comprised of the following components (in thousands):

	Six Months Ended December 31,		Year Ended June 30,
	2004	2003	2004	2003	2002
		(unaudited)
Depreciation	$1,632	$1,834	$3,716	$3,793	$4,040
Amortization	248	190	409	339	292

	$1,880	$2,024	$4.125	$4,132	$4,332

Note 9.    Prepaid and Other Assets

Prepaid and other assets consisted of the following at December 31, 2004 and June 30, 2004 and 2003 (in thousands):

	December 31, 2004	June 30, 2004	June 30, 2003
Licensing, permit and performance bond deposits	$6,338	$6,257	$8,494
Unamortized debt issuance costs	6,228	513	3,118
Unamortized commitment fees	2,402	1,604	280
Prepaids, security deposits and other deferred charges	3,071	4,992	2,121
Other assets	4,037	4,294	3,443

	$22,076	$17,660	$17,456

Included in other assets at June 30, 2004, were $1.2 million of costs incurred in connection with Aames Investment’s initial public offering. Such costs at June 30, 2004, plus an additional $5.1 million were incurred through the closing date of the initial public offering and reorganization. Capitalized costs related to the initial public offering of $2.6 million were offset against the proceeds of the new capital raised. Capitalized costs related to the reorganization of $3.7 million were charged to income.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Derivative Financial Instruments

Securitizations—Hedging Interest Rate Risk

In the interim period between loan origination or purchase and securitization of loans, the Company is exposed to interest rate risk. The majority of loans are securitized within 90 days of origination or purchase. However, a portion of the loans are held for sale or securitization for as long as twelve months (or longer, in very limited circumstances) prior to securitization. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market interest rate movements) may narrow. From time to time, the Company mitigates this exposure to rising interest rates through forward interest rate swap agreements or other hedging activities. These hedging activities help mitigate the risk of absolute movements in interest rates.

At December 31, 2004, the Company was party to $2.5 billion (notional) of interest rate cap contracts designed to mitigate interest rate exposure on its financings of loans held for investment that were indexed to one month LIBOR. The fair value of the Company’s position in the interest rate caps was $31.9 million at December 31, 2004. Included in interest expense during the six months ended December 31, 2004 was a credit of $6.3 million to mark open hedge positions at December 31, 2004 to their fair value.

The Company, as it has from time to time, entered into interest rate contracts designed to mitigate interest rate exposure to mortgage loans in the Company’s inventory and pipeline in anticipation of closing loan dispositions transactions during the period. Gain on sale of loans during the six months ended December 31, 2004 included charges of $2.9 million of derivative related losses on interest rate caps which closed during the period.

At June 30, 2004, the Company was a party to $550.0 million (notional) of interest rate cap contracts that were indexed to one month LIBOR. The fair value of the Company’s position in the interest rate caps was $6.3 million at June 30, 2004. Gain on sale of loans during the year ended includes a diminimis credit to income to mark the interest rate caps to market at June 30, 2004. At June 30, 2003, the Company had no hedge instruments in place. Gain on sale of loans during the year ended June 30, 2003 includes $10.9 million of derivative related losses. All of the $10.9 million of hedge losses relate to losses on forward interest swap agreements which closed during the year ended June 30, 2003.

Credit Risk

The Company is exposed to on-balance sheet credit risk related to its loans held for sale and residual interests. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate. In addition, the Company is exposed to off balance sheet credit risk related to mortgage loans in securitization trusts.

Note 11.    Financing on Loans Held for Investment

When the Company sells loans through securitizations structured as financings, the related bonds are added to its balance sheet. As of December 31, 2004, financing on mortgage loans held for investment consisted of the following (in thousands):

Securitized bonds	$1,159,736
Unamortized debt discount	(2,266)

$1,157,470

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the Company had $6.2 million of unamortized debt issuance costs related to the issuance of the financing on loans held for investment. Such debt issuance costs are included in prepaid and other assets in the accompanying consolidated balance sheets. Unamortized debt discount and debt issuance costs are amortized to interest expense over the expected economic life of the bonds.

Note 12.    Revolving Warehouse and Repurchase Facilities

Amounts outstanding under committed revolving warehouse and repurchase facilities consisted of the following at December 31, 2004 and June 30, 2004 and 2003 (in thousands):

	December 31, 2004	June 30,
		2004	2003
Repurchase facility collateralized by loans held for sale: $500.0 million facility, expires January 17, 2006; bearing interest at 0.95% to 1.45% over one month LIBOR, depending on collateral	$256,686	$174,122	$96,124
Warehouse facilities collateralized by loans held for sale: $350.0 million facility (increased to $500.0 million on January 7, 2005), expires October 20, 2005; generally bearing interest at 0.85% to 1.50% over one month LIBOR, depending on collateral	95,962	187,208	81,371
$500.0 million facility (increased to $700.0 million on February 4, 2005), expires February 4, 2006; bearing interest at 0.95% to 2.00% over one month LIBOR, depending on collateral	191,327	256,441	166,180
$300.0 million facility expires September 30, 2005; generally bearing interest at 0.95% to 1.65% over one month LIBOR, depending on collateral	6,303	105,292	—
$400.0 million facility, expires April 1, 2005; generally bearing interest at 0.95% to 2.75% over one month LIBOR, depending on collateral	165,857	163,370	—
$500.0 million facility, expires August 4, 2005; generally bearing interest at 0.85% to 1.0% over one month LIBOR, depending on collateral	93,078	—	—

Amounts outstanding under revolving warehouse and repurchase facilities	$809,213	$886,433	$343,675

The following table summarizes certain information related to the Company’s revolving warehouse and repurchase facilities at December 31, 2004 and June 30, 2004 and 2003 (in thousands):

	At December 31, 2004	At June 30, 2004	At June 30, 2003
Total revolving warehouse and repurchase facilities:
Committed	$2,450,000	$1,750,000	$900,000
Uncommitted	100,000	100,000	—

Total	$2,550,000	$1,850,000	$900,000

Borrowing availability	$1,740,787	$963,567	$556,325

One month LIBOR	2.40%	1.37%	1.12%

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes certain information related to the Company’s revolving warehouse and repurchase facilities during the six months ended December 31, 2004 and the year ended June 30, 2004 and 2003 (in thousands):

	During the Six Months Ended December 31, 2004	During the Year Ended
		June 30, 2004	June 30, 2003
Borrowings under revolving warehouse and repurchase agreements:
Average borrowing outstanding	$1,216,129	$755,638	$550,521
Maximum outstanding	$1,721,419	$1,257,905	$901,176
Weighted average interest rate	2.82%	2.06%	2.22%

While no assurances can be made, the Company expects to renew on terms at or similar to those currently in place, the aforementioned revolving warehouse facilities.

The Company and certain of its subsidiaries are parties to the revolving warehouse and repurchase facilities which are utilized to finance the origination of mortgage loans prior to sale or securitization. Revolving warehouse and repurchase facilities typically have a 364-day term and are designated to fund mortgage loans originated within specified underwriting guidelines. The revolving warehouse and repurchase facilities contain provisions requiring the Company to meet certain periodic financial covenants, including, among other things, minimum liquidity, stockholders’ equity, leverage and net income levels. The Company was in compliance with these covenants at December 31, 2004. Additionally, some of the revolving warehouse and repurchase facilities fund less than 100% of the principal balance of the mortgage loans financed requiring the use of working capital to fund the remaining portion of the principal balance of the mortgage loans. The majority of the mortgage loans originated under the facilities remain in the facilities for a period generally of up to 90 days at which point they are securitized or sold to institutional investors.

At December 31, 2004 and June 30, 2004 and 2003, included in prepaid and other assets in the accompanying consolidated balance sheets were $2.4 million, $1.6 million and $0.3 million, respectively, of deferred commitment fees relating to the revolving warehouse and repurchase facilities remaining to be amortized to interest expense over their respective remaining terms.

During the year ended June 30, 2003 when the maximum outstanding under the revolving warehouse and repurchase facilities at any one time was $901.2 million, a temporary over-line arrangement was in place with one of the Company’s counterparties.

Note 13.    Borrowings

Amounts outstanding under borrowings consisted of the following at December 31, 2004, June 30, 2004 and 2003 (in thousands):

	December 31, 2004	June 30,
		2004	2003
Financing Facility due March 2005	$7,680	$13,887	$74,116
5.5% Convertible Subordinated Debentures due March 2006, convertible into approximately 0.8 million shares of common stock at $78.15 per share	—	64,396	64,396

Borrowings	$7,680	$78,283	$138,512

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 30, 2004, the 5.5% Convertible Subordinated Debentures due March 2006 were fully redeemed at par.

On March 15, 2005, the Financing Facility was fully repaid.

Of the $60.2 million reduction to the Financing Facility during the year ended June 30, 2004, $35.8 million was attributable to calling ten securitization trusts during the period.

At December 31, 2004, June 30, 2004 and 2003, the weighted average interest rate on borrowings outstanding under the Financing Facility were approximately 5.16%, 4.12% and 3.87%, respectively.

During the year ended June 30, 2003, the Company purchased for $19.9 million, or a $2.2 million discount from par, $22.1 million face amount of its 9.125% Senior Notes due November 2003 (the “Senior Notes”) and redeemed the remaining $127.9 million face amount of the Senior Notes. In connection with the redemption of the Senior Notes, the Company paid $53.8 million in cash and borrowed $74.1 million through a financing facility collateralized by its residual interests and certain of its servicing advances (the “Financing Facility”). The Financing Facility matured in March, 2005.

The Financing Facility contained provisions requiring the Company and certain of its operating subsidiaries to meet certain periodic financial covenants, including among other things, minimum liquidity, stockholders’ equity, leverage and net income levels. The Company was in compliance with these covenants at December 31, 2004.

During the year ended June 30, 2003, $49.6 million of the Company’s 5.5% Convertible Subordinated Debentures due March 2006 (the “2006 Debentures”) were exchanged through the issuance of an equal amount of 5.5% Convertible Subordinated Debentures due March 2012 (the “2012 Debentures”) in an exchange offer (the “Exchange Offer”) which closed on December 13, 2003. Of the $49.6 million of the 2006 Debentures tendered in the Exchange Offer, $41.6 million was tendered by SFP which it had previously acquired in open market purchase transactions. During the year ended June 30, 2003, the 2012 Debentures were fully redeemed by the Company in three separate transactions (i) a $19.8 million mandatory sinking fund payment of which $16.6 million was paid to SFP, (ii) SFP’s forgiveness of $25.0 million of its holdings of 2012 Debentures on December 31, 2002, and (iii) a 5.0% optional call on the remaining $4.7 million of 2012 Debentures for $0.2 million of cash.

Debt extinguishment income recognized by the Company during the year ended June 30, 2003 of $31.7 million was comprised of the $2.2 million discount on the Senior Note purchases, the $25.0 million of 2012 Debentures forgiven by SFP and the $4.5 million of debt extinguished when the Company exercised the 5.0% optional call on the remaining 2012 Debentures.

At December 31, 2004, there were no remaining unamortized debt issuance costs on borrowings. At June 30, 2004, unamortized debt issuance costs of $1.1 million related to the issuance of the 5.5% Convertible Subordinated Debentures were included in prepaid and other assets in the accompanying consolidated balance sheets.

Note 14.    Income Taxes

During the six months ended December 31, 2004 and the years ended June 30, 2004 and 2003, the Company recorded an income tax benefit of $5.2 million, $17.7 million and $1.8 million, respectively. The Company has

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined it is more likely than not that certain future tax benefits will be realized as a result of future income. Therefore, during the six months ended December 31, 2004 and the year ended June 30, 2004, the tax valuation allowance was decreased to recognize anticipated future income. During the six months ended December 31, 2004, the Company’s effective tax rate (benefit) was (62.9%). The variance in the effective rate from the federal statutory rate of 35.0% is due to several factors, including the non-taxability of the REIT income and the recognition of deferred tax assets more likely than not to be realized. During the year ended June 30, 2004, the Company’s effective tax rate (benefit) was (24.2%). The variance in the effective rate from the federal statutory rate is primarily due to the recognition of deferred tax assets more likely than not to be realized. During the year ended June 30, 2003, the Company recorded an income tax benefit of $1.8 million and such tax benefit reflects an effective tax rate (benefit) of (6.7)% for the year ended June 30, 2003. The Company periodically undergoes federal and state tax return examinations and may provide for additional liabilities for identified exposure items. During the three months ended June 30, 2003, a number of pending tax return audits were finalized and related tax liabilities were adjusted to the actual amounts due. This resolution resulted in a tax benefit of approximately $6.0 million being recognized in the accompanying consolidated income statement.

The provision (benefit) for income taxes consisted of the following during the six months ended December 31, 2004 and 2003 (unaudited) and the years ended June 30, 2004, 2003 and 2002 (in thousands):

	Six Months Ended December 31,		Years Ended June 30,
	2004	2003	2004	2003	2002
		(unaudited)
Current:
Federal	$700	$625	$2,450	$3,509	$2,867
State	581	2,494	1,761	652	220

	1,281	3,119	4,211	4,161	3,087

Deferred:
Federal	(2,388)	(17,032)	(26,405)	(6,000)	—
State	(4,128)	(4,063)	4,520	—	—

	(6,516)	(21,095)	(21,885)	(6,000)	—

Total	$(5,235)	$(17,976)	$(17,674)	$(1,839)	$3,087

Current taxes payable and deferred tax assets were comprised of the following at December 31, 2004 and June 30, 2004 (in thousands):

	December 31, 2004	June 30, 2004
Current taxes payable:
Federal	$1,349	$87
State	515	1,720

Total current taxes payable	1,864	1,807

Deferred tax assets:
Federal	(24,273)	(21,885)
State	(4,128)	—

Total deferred tax assets	$(28,401)	$(21,885)

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 and June 30, 2004.

	December 31, 2004	June 30, 2004
Deferred tax assets:
Net operating loss carry forward	$(68,825)	$(70,364)
Residual interests	(35,897)	(24,763)
Mark-to-market	(2,600)	(11,790)
Compensation	(5,638)	(2,958)
Other	(322)	(670)

Total gross deferred tax assets	(113,282)	(110,545)

Tax valuation allowance	81,253	84,158
Deferred tax liabilities:
State taxes	3,628	4,502

Total gross deferred tax liabilities	3,628	4,502

Net deferred tax liabilities (assets)	$(28,401)	$(21,885)

During the six months ended December 31, 2004, the tax valuation account was reduced by $2.9 million to reflect the amount of net deferred tax asset more likely than not to be realized.

During the year ended June 30, 2004, the tax valuation allowance was reduced by $47.4 million. The decrease resulted from the utilization of $25.5 million of deferred tax assets and the reduction in the tax valuation allowance of $21.9 million to reflect the amount of net deferred tax assets that were more likely than not to be realized in the future.

The estimated effective tax rates for the six months ended December 31, 2004 and 2003 (unaudited) and for the years ended June 30, 2004, 2003 and 2002 were as follows (dollars in thousands):

	Six Months Ended December 31, 2004
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax benefit			$(5,235)
Income (loss) before income taxes			(8,320)
Effective tax rate			(62.9)%

Federal statutory rate			(35.0)%
Tax valuation allowance	(8,301)	(2,905)	(34.9)
State taxes	4,283	2,784	33.5
Non-taxable REIT income	(9,465)	(3,313)	(39.8)
Non-deductible reorganization expense	3,000	1,050	12.6
Other	174	61	0.7

			(62.9)%

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended December 31, 2003
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
	(unaudited)
Tax benefit			$(17,976)
Income before income taxes			27.867
Effective tax rate			(64.5)%

Federal statutory rate			35.0%
Tax valuation allowance	(69,762)	(28,742)	(103.1)
Other	2,435	1,003	3.6

			(64.5)%

	Year Ended June 30, 2004
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax benefit			$(17,674)
Income before income taxes			73,040
Effective tax rate			(24.2)%

Federal statutory rate			35.0%
Tax valuation allowance	$(135,526)	$(47,434)	(64.9)
State taxes	6,281	4,163	5.7

			(24.2)%

	Year Ended June 30, 2003
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax benefit			$(1,839)
Income before income taxes			27,327
Effective tax rate			(6.7)%

Federal statutory rate			35.0%
Tax valuation allowance	$(28,058)	$(11,750)	(43.0)
Other, net	848	355	1.3

			(6.7)%

	Year Ended June 30, 2002
	Permanent Differences	Tax Affected Permanent Differences	Effective Tax Rate Calculation
Tax provision			$3,087
Income before income taxes			7,633
Effective tax rate			40.4%

Federal statutory rate			35.0%
Tax valuation allowance	$879	$360	4.7
Other, net	127	52	0.7

			40.4%

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The REIT reorganization of the Company in November 2004 and the investment in the Company by Capital Z in February 1999 resulted in a change of control for income tax purposes thereby potentially limiting the Company’s ability to utilize net operating loss carry forwards and certain other future deductions.

The Company’s residual interest in real estate mortgage investment conduits (“REMIC”) creates excess inclusion income for tax purposes which may give rise to a current income tax liability. Available net loss carryforwards and current operating losses may not reduce taxable income below excess inclusion income earned from the REMICs.

The Company’s federal and state tax returns for the six months ended December 31, 2004 and year ended June 30, 2004 are not expected to be filed until calendar 2005. However, based upon the Company’s prior tax returns as filed and the estimated tax benefit recorded during the six months ended December 31, the Company’s estimated federal net operating loss carryforward at December 31, 2004 was $185.9 million. The Company’s federal tax net operating losses expire as follows (dollars in thousands):

Year of Expiration	Amount
2017	$38.4
2018	54.8
2019	46.5
2020	8.2
2021	6.4
2022	7.0
2023	2.0
2024	22.6

$185.9

Note 15.    Commitments and Contingencies

Operating Leases

The Company leases office space under operating leases expiring at various dates through March 2012. Certain leases have provisions for renewal options and/or rental increases at specified increments or in relation to increases in the Consumer Price Index (as defined).

The following table summarizes rent expense, sublease receipts and sublease related discount amortization related to such operating leases during the periods presented (in thousands):

	Rent Expense	Sublease Receipts	Sublease Discount Amortization
Six months ended:
December 31, 2004	$5,225	$740	$137
December 31, 2003 (unaudited)	4,500	709	141
Year ended:
June 30, 2004	$9,383	$1,445	$280
June 30, 2003	8,160	1,426	289
June 30, 2002	8,317	955	266

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, future minimum rental payments required under non-cancelable operating leases and minimum receipts under subleases that have initial or remaining terms in excess of one year are as follows (in thousands):

	Minimum Rental Payments	Minimum Sublease Receipts	Net Minimum Rental Payments
2005	$11,560	$1,427	$10,133
2006	10,681	1,015	9,666
2007	10,064	878	9,186
2008	8,251	878	7,373
2009	4,627	877	3,750
Thereafter	9,340	1,975	7,365

	$54,523	$7,050	$47,473

Litigation

On April 27, 2004, the Company received a civil investigative demand from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to the Company’s business and lending practices. The demand was issued pursuant to an April 8, 2004 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders and loan brokers to determine whether there have been violations of certain consumer protection laws. The Company has cooperated and intends to continue to cooperate fully with the FTC in this investigation. Because the investigation is at an early stage, the Company cannot predict the outcome of the investigation and its effect, if any, on the Company’s business.

On September 7, 2004, Aames Financial received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to its business and lending practices in Iowa. Aames Financial has cooperated and intends to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, Aames Financial cannot predict the outcome of the investigation and its effect, if any on its business in Iowa, which approximated 0.2% and 0.3% of total mortgage loan production during the six months ended December 31, 2004 and the year ended June 30, 2004.

In the ordinary course of its business, the Company is subject to various claims made against it by borrowers, private investors and others arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees and officers of the Company, incomplete documentation and failures by the Company to comply with various laws, such as consumer protection laws, employment laws and other federal and state laws, and regulations applicable to its business. The Company believes that liability with respect to any of these currently asserted claims or legal actions is not likely to be material to the Company’s consolidated financial position and results of operations; however, any claims asserted or legal action in the future may result in expenses which could have a material adverse effect on the Company’s consolidated financial position and results of operations.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Interest Income

The following table presents the components of interest income during the periods presented (in thousands):

	Six Months Ended December 31,		Year Ended June 30,
	2004	2003	2004	2003	2002
		(unaudited)
Interest income:
Loans held for sale	$39,235	$28,970	$64,824	$52,411	$50,579
Loans held for investment	15,957	—	—	—	—
Overnight investments	281	—	—	—	—
Discount accretion on residual interests	—	3,385	4,357	16,558	32,457
Other interest income	630	241	265	217	125

Total interest income	$56,103	$32,596	$69,446	$69,186	$83,161

Note 17.    Interest Expense

The following table presents the components of interest expense during the periods presented (in thousands):

	Six Months Ended December 31,		Years Ended June 30,
	2004	2003	2004	2003	2002
		(unaudited)
Interest expense:
Financings on loans held for investment	$2,912	—	—	—	—
Revolving warehouse and Repurchase facilities	15,777	6,846	15,823	13,796	16,970
Borrowings	2,011	2,862	4,986	16,190	20,308
Other:
Mark to market on interest rate cap agreements designed to hedge interest rate risk on financings of loans held for investment	(6,344)	—	—	—	—
Amortization of commitment fees, debt issuance and debt discount	3,137	2,614	5,095	4,930	4,507
Bank charges and other	997	138	323	203	110

Total interest expense	$18,490	$12,460	$26,227	$35,119	$41,895

Note 18.    Fair Value of Financial Instruments

The following disclosures of the estimated fair value of financial instruments at December 31, 2004 and June 30, 2004 are made by the Company using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts (in thousands).

	December 31, 2004		June 30, 2004		June 30, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$37,780	$37,780	$22,867	$22,867	$23,860	$23,860
Loans held for sale	484,963	491,194	1,012,165	1,039,205	406,877	419,046
Loans held for investment, net	1,725,046	1,758,951	—	—	—	—
Advances and other receivables	22,740	22,740	17,451	17,451	41,315	41,315
Interest rate caps	31,947	31,947	6,316	6,316	—	—
Residual interests	39,082	39,082	44,120	44,120	129,232	129,232
Mortgage servicing rights	—	—	—	—	220	220
Financing on loans held for investment	1,157,470	1,157,470	—	—	—	—
Borrowings	7,680	7,680	78,283	76,190	138,512	128,209
Revolving warehouse and repurchase facilities	809,213	809,213	886,433	886,433	343,675	343,675

The fair value estimates at December 31, 2004, June 30, 2004 and June 30, 2003 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used by the Company in estimating fair values:

•	Cash and cash equivalents are based on the carrying amount which is a reasonable estimate of the fair value.

•	Loans held for sale are based on outstanding whole loan commitments or current investor yield requirements.

•	Loans held for investment are based on the estimated value of the portfolio of loans held for investment at current market prices for similar loans using current investor yield requirements.

•	Advances and other receivables are generally short term in nature, therefore the carrying value approximates fair value.

•	Interest rate caps are based on quoted market prices.

•	Residual interests and mortgage servicing rights are based on the present value of expected future cash flows using assumptions based on the Company’s historical experience, industry information and estimated rates of future prepayment and credit loss.

•	Financings on loans held for investment and borrowings generally bear market rates of interest and, therefore, are based on the carrying amount which is a reasonable estimate of fair value.

•	Amounts outstanding under revolving warehouse and repurchase facilities are short term in nature and generally bear market rates of interest and, therefore, are based on the carrying amount which is a reasonable estimate of fair value.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Employee Benefit Plans

401(k) Retirement Savings Plan

The Company sponsors a 401(k) Retirement Savings Plan, a defined contribution plan. Substantially all employees are eligible to participate in the plan after reaching the age of 21 and completion of six months of service. Contributions are made from employees’ elected salary deferrals. Effective January 1, 2001, the Company began contributing to the plan on a matching basis, however, the Company’s contribution remains at its option. Under the match, the Company’s contributions are made based upon 50% of an employee’s contribution up to a maximum of 6% of an employee’s salary. Prior thereto, employer contributions were determined at the beginning of the plan year at the option of the Company. Contributions made to the Plan by the Company during the six months ended December 31, 2004 and 2003 (unaudited) were $0.6 million and $0.5 million, respectively, and during the years ended June 30, 2004, 2003 and 2002 were $1.4 million, $1.1 million and $1.0 million, respectively.

Stock-Based Compensation

Prior to the corporate reorganization that was consummated on November 5, 2004, Aames Financial Corporation issued to employees options to purchase Aames Financial common stock pursuant to the Aames Financial Corporation 1999 Amended and Restated Stock Option Plan (the “1999 Plan”). Immediately prior to the reorganization, each option to purchase Aames Financial Corporation common stock with an option exercise price below $2.383, the per share consideration received in the reorganization by Aames Financial common stockholders, which did not vest at November 5, 2004, was converted immediately prior to the reorganization into vested Aames Financial restricted common stock units, pursuant to the 2004 Aames Financial Corporation Equity Incentive Plan (the “Aames Financial EIP”). At that time, 1,282,520 Aames Financial restricted stock units were issued and personnel expense was charged for $10.9 million. Upon consummation of the reorganization, all restricted stock units issued under the Aames Financial EIP were exchanged for Aames Investment Corporation restricted common stock units. In addition, all options to purchase Aames Financial common stock with an exercise price above $2.383 were terminated and the 1999 Plan was cancelled. The Aames Investment restricted common stock units were issued pursuant to the Aames Investment Corporation 2004 Equity Incentive Plan, (the “Aames Investment EIP”) along with the issuance of 861,000 restricted stock awards which vest 25.0% per year commencing on the first anniversary date from the date of grant.

In addition, due to the change in control resulting from the corporate reorganization, 22.2 million Series E Preferred Stock Options became exercisable by their holders resulting in a $6.4 million charge to personnel expense in November 2004. There are no longer any Series E Preferred Stock Options issued and outstanding.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s former stock option plans and arrangements that were in effect as of June 30, 2004, 2003 and 2002 and changes during the years then ended are as follows:

	Option Shares	Option Price Range
2004
Outstanding at beginning of year	14,085,370	$0.73-147.90
Granted	905,056	2.05-3.69
Exercised	(110,068)	0.85-1.14
Cancelled/Expired	(1,146,549)	0.85-119.60

Outstanding at end of year	13,733,809	$0.73-147.90

2003
Outstanding at beginning of year	14,296,666	$0.73-147.90
Granted	2,191,611	0.85-1.68
Exercised	(108,138)	0.85-1.00
Cancelled/Expired	(2,294,769)	0.85-137.10

Outstanding at end of year	14,085,370	$0.73-147.90

2002
Outstanding at beginning of year	13,246,906	$0.85-147.90
Granted	3,334,678	0.73-1.28
Exercised	—	—
Cancelled/Expired	(2,284,918)	0.85-144.60

Outstanding at end of year	14,296,666	$0.73-147.90

The number of options exercisable at June 30, 2004 and 2003, were 8,606,751 and 6,568,624, respectively. The weighted-average fair value of options granted during the years ended 2004 and 2003 was $2.08 and $0.75, respectively.

The following table summarizes additional information about options outstanding and exercisable at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.73- 1.00	8,451,456	6.6	$ 0.84	5,976,708	$ 0.85
1.11- 1.64	2,681,818	7.2	1.26	1,749,578	1.25
2.05- 3.05	1,390,000	9.4	2.72	598,000	2.80
3.69- 5.00	1,101,000	5.4	4.94	217,950	4.94
15.20- 19.45	3,458	0.5	18.51	3,458	18.51
39.70- 59.05	8,382	1.1	39.75	8,382	39.75
65.00- 71.55	81,780	3.1	66.99	81,780	66.99
119.60-147.90	15,915	2.2	136.37	15,915	136.37

$ 0.73-147.90	13,733,809	6.9	$ 2.02	8,651,771	$ 2.08

The Company applies Accounting Principles Board Opinion 25, and related interpretations in accounting for its stock-based compensation plans and arrangements. No compensation cost has been recognized for stock options. If compensation cost for the stock options and arrangements had been determined based on the fair value

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the grant dates for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123”, the Company’s net income (loss) and income (loss) per common share data would have reflected the pro forma amounts indicated below (in thousands, except per share data):

	Six Months Ended December 31,			Year Ended June 30,
	2004		2003	2004	2003	2002
			(unaudited)
Net income (loss):
As reported	$	N/A	$45,843	$90,714	$29,166	$4,546
Pro forma		N/A	45,240	88,927	27,993	2,925
Basic income (loss) to common stockholders:
As reported	$	N/A	$38,527	$77,660	$15,697	$(9,242)
Pro forma		N/A	37,924	75,873	14,524	(10,863)
Diluted income (loss) to common stockholders:
As reported	$	N/A	$46,888	$92,804	$29,166	$(9,242)
Pro forma		N/A	46,285	91,017	27,993	(10,863)
Basic income (loss) per common share:
As reported	$	N/A	$5.54	$11.02	$2.39	$(1.45)
Pro forma		N/A	5.45	10.76	2.21	(1.70)
Diluted income (loss) per common share:
As reported	$	N/A	$0.45	$0.89	$0.30	$(1.45)
Pro forma		N/A	0.44	0.87	0.29	(1.70)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,		June 30,
	2004	2003	2004	2003
		(unaudited)
Dividend yield	N/A	0.00%	0.00%	0.00%
Expected volatility	N/A	111.00%	107.00%	118.00%
Risk-free interest rate	N/A	3.02%	3.00%	2.97%
Expected life of option	N/A	4.5 years	4.5 years	4.5 years

The pro forma stock based compensation cost, net of tax effect for the twelve months ended June 30, 2004, June 30, 2003 and June 30, 2002, was $1.8 million, $1.2 million and $1.6 million, respectively.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Stockholders’ Equity

Six months ended December 31, 2004

The following table summarizes the capital raising transactions consummated by Aames Investment during the six months ended December 31, 2004 (in thousands):

	Common Shares Issued	Price at Issue	Proceeds
Initial public offering	35,000	$8.50	$297,500
Concurrent private placement	5,000	8.50	42,500
Overallotment	5,250	8.50	44,625

			384,625
Underwriters’ discount and expenses			(31,072)

Proceeds			353,553
Cash component of merger consideration paid to former Aames Financial stockholders			(116,004)

Net proceeds for general corporate purposes			$237,549

On December 21, 2004, the Company declared a cash dividend of $0.06 per common share, payable on January 31, 2005 to stockholders of record at December 31, 2004. The dividend represented ordinary income of approximately $0.052 per share and return of capital of approximately $0.008 per share.

Year ended June 30, 2004

During the year ended June 30, 2004, Aames Financial issued 123,000 shares of its Common Stock through the exercise of common stock options and received $0.2 million. During the year ended June 30, 2004 pursuant to a separation agreement, Aames Financial forgave $0.2 million principal balance outstanding on a note receivable from a former executive officer and cancelled the 30,000 Series C Convertible Preferred Shares which previously collateralized the obligation to Aames Financial.

On September 16, 2003, Aames Financial amended and restated its certificate of incorporation permitting it to issue up to 26.7 million shares of a new series of preferred stock, Series E Preferred Stock, par value $0.001 per share. At the same time, Aames Financial amended and restated its certificate of incorporation pursuant to which the number of authorized shares of Series C Convertible Preferred Stock was reduced to 34.5 million shares from 61.2 million shares. The Series E Preferred Stock was not convertible into any other security, was not entitled to receive dividends, ranked pari passu with Aames Financial’s other series of Preferred Stock and had a liquidation preference of $1.00 per share. Subsequently, on September 18, 2003, Aames Financial adopted its 2003 Series E Preferred Stock Option Plan, pursuant to which it issued to certain directors and executive officers options to purchase up to 22.2 million shares of Series E Preferred Stock.

During the year ended June 30, 2004, Aames Financial paid $64.3 million of dividends to holders of its Series B, C and D Convertible Preferred Stock, of which $62.2 million was paid to Capital Z.

Note 21.    Transactions Involving Directors, Officers and Affiliates

Aames Financing had a management advisory agreement with Equifin Capital Management, LLC (“Equifin”), a company whose three principal officers previously served as directors of Aames Financial and of which one has continued as a director of Aames Investment. Terms of the agreement called for quarterly

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remittances of $250,000, plus out of pocket expenses, and expired at the earlier of February 10, 2009 or when either Aames Financial or Equifin mutually agreed to terminate the agreement. During the six months ended December 31, 2004, Aames Financial paid $1.4 million to Equifin pursuant to the agreement, of which $1.0 million was paid in November 2004 representing Aames Financial’s and Equifin’s agreement to sever the management services agreement at a mutually agreed upon discounted annual amount. During the years ended June 30, 2004, 2003 and 2002, the Company incurred management fees and out-of-pocket expenses in the amount of $1.1 million, $1.4 million and $1.1 million, respectively, relating to advisory services rendered by Equifin.

Of the $4.0 million and $64.3 million of dividends paid to holders of its Series B, C and D Convertible Preferred Stock during the six months ended December 31, 2004 and the year ended June 30, 2004, respectively, $3.8 million and $62.2 million, respectively, were paid to Capital Z.

During the year ended June 30, 2003, the Company paid a $500,000 fee to Capital Z for Capital Z’s agreement to act as the limited guarantor on the Company’s Financing Facility. Commencing July 1, 2003 and until November 17, 2003, when the limited guaranty amount was fully reduced and Capital Z’s limited guarantee was extinguished, the Company paid Capital Z an additional $0.6 million to Capital Z based upon a percentage applied to the outstanding limited guaranty amount. During the six months ended December 31, 2004, the Company reimbursed Capital Z $66,000 for out-of-pocket expenses. The Company did not reimburse Capital Z for any out-of-pocket expenses during the year ended June 30, 2004.During the years ended June 30, 2003 and 2002, the Company reimbursed Capital Z $40,000 and $24,000, respectively, for out-of-pocket expenses.

On March 31, 2003, the Residual Forward Sale Facility (the “Residual Facility”) with CZI expired.

In connection with obtaining the Residual Facility, the Company paid and capitalized a facility fee of $3.0 million to CZI. Other costs capitalized in connection with obtaining the Residual Facility were $300,000. These capitalized costs were amortized to gain on sale of loans based upon the ratio of the dollar amount of the residual interests sold to CZI under the Residual Facility to the total Residual Facility amount. During the year ended June 30, 2003 and 2002, amortization charged to gain on sale of loans was $0.8 million and $0.5 million, respectively, of which $0.7 million and $0.5 million, respectively, relates to the facility fee paid to CZI. At June 30, 2003, there were no remaining unamortized costs relating to the Residual Facility.

During the year ended June 30, 2002, SFP entered into an agreement with certain existing bondholders of Aames Financial’s 2006 Debentures pursuant to which SFP subsequently acquired $41.6 million of the 2006 Debentures. SFP tendered its 2006 Debentures for an equal amount of 2012 Debentures in Aames Financial’s Exchange Offer. During the year ended June 30, 2003, SFP received $16.6 million from Aames Financial for SFP’s portion of the mandatory sinking fund payment made on the 2012 Debentures and SFP forgave $25.0 million of the 2012 Debentures due from Aames Financial.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22.    Basic and Diluted Net (Loss) Per Common Share

The following table sets forth information regarding basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share data):

	Six Months Ended December 31,		Year Ended June 30,
	2004	2003	2004	2003	2002
		(unaudited)
Basic net income (loss) per common share:
Net income (loss)	$(3,085)	$45,843	$90,714	$29,166	$4,546
Less: Accrued dividends on Series B, C and D Convertible Preferred Stock	—	(7,316)	(13,054)	(13,469)	(13,788)

Basic net income (loss) to common stockholders	$(3,085)	$38,527	$77,660	$15,697	$(9,242)

Basic weighted average number of common shares outstanding	61,322	6,954	7,049	6,558	6,394

Basic net income (loss) per common share	$(0.05)	$5.54	$11.02	$2.39	$(1.45)

Diluted net income (loss) per common share:
Basic net income (loss) to common stockholders	(3,085)	$38,527	$77,660	$15,697	$(9,242)
Plus: Accrued dividends on Series B, C and D Convertible Preferred Stock	—	7,316	13,054	13,469	—
Interest on 5.5% Convertible Subordinated Debentures	—	1,045	2,090	—	—

Diluted net income (loss) to common stockholders	$(3,085)	$46,888	$92,804	$29,166	$(9,242)

Basic weighted average number of common shares outstanding	61,322	6,954	7,049	6,558	6,394
Plus: Incremental shares from assumed conversions of Series B, C and D Convertible Preferred Stock	—	85,439	85,439	85,547	—
5.5% Convertible Subordinated Debentures	—	824	824	—	—
Incremental shares from assumed exercise of:
Warrants	—	3,365	3,495	1,288	—
Common stock options	—	7,805	7,557	2,660	—

Diluted weighted average number of common shares outstanding	61,322	104,387	104,364	96,053	6,394

Diluted net income (loss) per common share	$(0.05)	$0.45	$0.89	$0.30	$(1.45)

Note 23.    Advertising Expense

Production expense during the six months ended December 31, 2004 and 2003 (unaudited) and during the years ended June 30, 2004, 2003 and 2002 included charges of $9.6 million and $8.6 million, respectively, and $18.8 million, $14.2 million and $10.9 million, respectively, of advertising expense.

AAMES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 24.    Quarterly Financial Data (Unaudited)

A summary of unaudited quarterly operating results during the six months ended December 31, 2004 and 2003 and during the years ended June 30, 2004 and 2003 follows (in thousands, except per share amounts):

	Sept. 30	Dec. 31
Six Months Ended December 31, 2004
Net interest income and noninterest income	$65,819	$32,924
Noninterest expense	(42,675)	(64,388)
Income (loss) before income taxes	23,144	(31,464)
Net income (loss)	28,417	(31,502)
Net income (loss) per common share-diluted	0.28	(0.51)

	Sept. 30	Dec. 31	Mar. 31	June 30
Fiscal Year Ended June 30, 2004
Net interest income and noninterest income	$48,856	$78,194	$87,697	$98,102
Noninterest expense	(38,386)	(60,797)	(66,900)	(73,726)
Income before income taxes	10,470	17,397	20,797	24,376
Net income	28,663	17,180	20,890	23,981
Net income per common share—diluted	0.28	0.17	0.20	0.24

Fiscal Year Ended June 30, 2003
Net interest income and noninterest income	$43,504	$57,315	$61,809	$55,045
Noninterest expense	(34,059)	(79,672)	(54,301)	(54,025)
Nonoperating income	1,087	26,005	83	4,536
Income before income taxes	10,532	3,648	7,591	5,556
Net income	9,914	2,080	6,691	10,481
Net income per common share—diluted	0.12	0.01	0.07	0.10