Form 10-Q
period 2005-03-31
AAMES INVESTMENT CORP
filed 2005-05-16
CIK 1282552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2of the Exchange Act).    Yes  ☐    No  ☒

At May 12, 2005 Registrant had 61,610,021 shares of common stock outstanding.

Item 1.	Financial Statement s

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$128,366	$37,780
Loans held for sale, at lower of cost or market	383,478	484,963
Loans held for investment, net	2,862,407	1,725,046
Advances and other receivables	24,579	22,740
Residual interests, at estimated fair value	18,862	39,082
Deferred income taxes	28,401	28,401
Equipment and improvements, net	9,117	8,840
Prepaid and other	20,931	22,076
Derivative instruments, at estimated fair value	51,970	31,947

Total assets	$3,528,111	$2,400,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Financing on loans held for investment	$2,258,106	$1,157,470
Revolving warehouse and repurchase facilities	854,383	809,213
Borrowings	—	7,680
Accounts payable and accrued expenses	57,450	63,242
Accrued dividends	—	3,780
Income taxes payable	1,364	1,864

Total liabilities	3,171,303	2,043,249

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01 per share; 160,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01 per share; 500,000,000 shares authorized; 61,421,757 shares and 61,360,271 shares outstanding	614	614
Additional paid-in capital	655,408	655,437
Retained deficit	(299,214)	(298,425)

Total stockholders’ equity	356,808	357,626

Total liabilities and stockholders’ equity	$3,528,111	$2,400,875

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Interest income	$51,768	$17,678
Interest expense	11,916	6,579

Net interest income	39,852	11,099
Provision for loan losses	6,500	—

Net interest income after provision for loan losses	33,352	11,099
Noninterest income:
Gain on sale of loans	5,683	54,599
Loan servicing	2,924	2,155

Total noninterest income	8,607	56,754

Net interest income and noninterest income	41,959	67,853
Noninterest expenses:
Personnel	22,347	25,348
Production	8,800	10,333
General and administrative	10,813	11,375

Total noninterest expenses	41,960	47,056

Income (loss) before income taxes	(1)	20,797
Provision (benefit) for income taxes	765	(93)

Net income (loss)	$(766)	$20,890

Net income (loss) to common stockholders:
Basic	$(766)	$18,021

Diluted	$(766)	$21,412

Net income (loss) per common share:
Basic	$(0.01)	$2.53

Diluted	$(0.01)	$0.20

Dividends per common share	$—	$—

Weighted average number of common shares outstanding:
Basic	61,420	7,120

Diluted	61,420	104,800

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income (loss)	$(766)	$20,890
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on loans held for investment	6,500	—
Depreciation and amortization	791	1,041
Accretion of residual interests	—	(972)
Deferred income taxes	—	(8,369)
Changes in assets and liabilities:
Loans held for sale originated	(1,361,616)	(1,866,228)
Proceeds from sale of loans held for sale	1,463,101	1,759,952
Decrease (increase) in:
Advances and other receivables, net	(1,839)	(914)
Residual interests	20,220	4,465
Prepaid and other	1,145	(776)
Derivative instruments	(20,023)	—
Increase (decrease) in:
Accounts payable and accrued expenses	(5,792)	579
Income taxes payable	(500)	7,385

Net cash provided by (used in) operating activities	101,221	(82,947)

Investing activities:
Increase in loans held for investment	(1,143,861)	—
Purchases of equipment and improvements	(1,068)	(930)

Net cash used in investing activities	(1,144,929)	(930)

Financing activities:
Reduction in borrowings	(7,680)	(4,499)
Payment of common stock dividends	(3,804)	—
Payment of preferred stock dividends	—	(2,869)
Financing on loans held for investment	1,100,636	—
Net proceeds from revolving warehouse and repurchase facilities	45,170	96,590
Proceeds from exercise of common stock options	—	115
Payment of expenses related to equity issuance	(28)	—

Net cash provided by financing activities	1,134,294	89,337

Net increase in cash and cash equivalents	90,586	5,460
Cash and cash equivalents at beginning of period	37,780	11,611

Cash and cash equivalents at end of period	$128,366	$17,071

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    General and Basis of Presentation

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

On November 9, 2004, Aames Investment completed its reorganization with Aames Financial Corporation, formerly Aames Investment’s parent company, and with two of Aames Investment’s wholly owned subsidiaries, each of which was created for the interim purpose of effecting the reorganization. As a result of the reorganization, the corporate successor of Aames Financial became a wholly owned subsidiary of Aames Investment, and changed its name to “Aames Financial Corporation.” The reorganization transaction was accounted for as a recapitalization-restructuring of entities under common control with no change in accounting basis. The common shares of Aames Financial that were previously publicly traded were fully redeemed and, accordingly, no longer trade on any public equity market. Aames Financial’s Series B, C and D Convertible Preferred Stock were also fully redeemed.

At March 31, 2005, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, “Capital Z”) and others affiliated with Capital Z together owned 14,109,528 shares, or approximately 23.0% of the Company’s common shares outstanding. Representatives of Capital Z currently have two seats on the Company’s seven member Board of Directors.

Aames Investment expects to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes when it files its December 31, 2004 tax return which are currently on extension. On a consolidated basis, Aames Financial and subsidiaries is the taxable REIT subsidiary of Aames Investment.

Aames Investment’s strategy to use its equity capital and funds borrowed under revolving warehouse and repurchase facilities to finance mortgage loan originations, and to use on-balance sheet securitizations to finance its REIT portfolio of mortgage loans. Aames Financial is a fifty-year old mortgage banking company focused primarily on originating, selling and servicing mortgage loans through both wholesale and retail channels under the name “Aames Home Loan.” Aames Investment will retain in its REIT portfolio a portion of these loans, largely hybrid/adjustable rate mortgage loans, which accounted for 80.5% of total mortgage loan production during the three months ended March 31, 2005. Aames Investment will sell the remainder, including a majority of the fixed-rate mortgage loans originated, on a whole loan servicing-released basis to third parties.

The Company’s principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers’ access to credit. Mortgage loans originated are extended on the basis of equity in the borrower’s property and the creditworthiness of the borrower.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles in the United States have been omitted.

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full calendar year.

Note 2.    Cash and Cash Equivalents

At March 31, 2005 and December 31, 2004, the Company had corporate cash and cash equivalents available of $128.4 million and $37.8 million, of which $29.5 million and $7.5 million were restricted, respectively. At March 31, 2005 and December 31, 2004, the Company had $65.0 million and $7.0 million of overnight investments, respectively.

The Company services mortgage loans in its portfolio of loans held for investment, in its securitization trusts, for others on a long-term basis and services mortgage loans on an interim basis, which consist of loans held for sale and loans subserviced for others. In such capacity, certain funds are collected from borrowers and placed in segregated trust accounts which totaled $60.5 million and $29.4 million at March 31, 2005 and December 31, 2004, respectively. These accounts and corresponding liabilities are not included in the accompanying consolidated balance sheets.

Note 3.    Loans Held for Investment, Net

The following table summarizes loans held for investment, net at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Loans held for investment:
Securitized	$2,295,698	$1,187,435
Not yet securitized	562,493	531,261
Add: Net deferred loan fees	12,616	8,250
Less: Allowance for loan losses	(8,400)	(1,900)

	$2,862,407	$1,725,046

Activity in the allowance for loan losses during the periods presented was as follows:

	Three Months Ended
	March 31, 2005	December 31, 2004
Balance, beginning of period	$1,900	$—
Provision	6,500	1,900
Charge-offs, net of recoveries	—	—

	$8,400	$1,900

Note 4.    Basic and Diluted Net (Loss) Per Common Share

The following table sets forth information regarding basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Basic net income (loss) per common share:
Net income (loss)	$(766)	$20,890
Less: Accrued dividends on Series B, C and D Convertible Preferred Stock	—	(2,869)

Basic net income (loss) to common stockholders	$(766)	$18,021

Basic weighted average number of common shares outstanding	61,420	7,120

Basic net income (loss) per common share	$(0.01)	$2.53

Diluted net income (loss) per common share:
Basic net income (loss) to common stockholders	(766)	$18,021
Plus: Accrued dividends on Series B, C and D Convertible Preferred Stock	—	2,869
Interest on 5.5% Convertible Subordinated Debentures	—	522

Diluted net income (loss) to common stockholders	$(766)	$21,412

Basic weighted average number of common shares outstanding	61,420	7,120
Plus: Incremental shares from assumed conversions of Series B, C and D Convertible Preferred Stock	—	85,061
5.5% Convertible Subordinated Debentures	—	824
Incremental shares from assumed exercise of:
Warrants	—	3,684
Common stock options	—	8,111

Diluted weighted average number of common shares outstanding	61,420	104,800

Diluted net income (loss) per common share	$(0.01)	$0.20

Note 5.    Pro Forma Stock Based Compensation

Through June 30, 2004, the Company compensated employees through the issuance of common stock options in accordance with the Aames Financial Corporation Stock Option Plan dated February 10, 1999, as amended (the “1999 Plan”). The 1999 Plan provided for the issuance of options to purchase shares of the Company’s common stock to officers, key executives and consultants of the Company. The 1999 Plan was ultimately replaced by the 2004 Aames Investment Corporation Equity Incentive Plan (the “2004 EIP”) on November 9, 2004. Awards under the 2004 EIP have been restricted stock awards. Since November 9, 2004, there are no longer any stock options outstanding.

As permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB No. 123”), the Company recognized compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We do not expect that Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” will materially impact our financial statements upon adoption no later than in the fourth quarter of 2005. Had compensation been recorded in accordance with FASB No. 123, the Company’s net income and net income per common share data would have reflected the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income (loss):
As reported	N/A	$20,890
Pro forma	N/A	20,405
Basic income (loss) to common stockholders:
As reported	N/A	$18,021
Pro forma	N/A	17,536
Diluted income (loss) to common stockholders:
As reported	N/A	$21,412
Pro forma	N/A	20,927
Basic income (loss) per common share:
As reported	N/A	$2.53
Pro forma	N/A	2.46
Diluted (loss) per common share:
As reported	N/A	$0.20
Pro forma	N/A	0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Dividend Yield	N/A	0.00%
Expected Volatility	N/A	103.00%
Risk-free interest rate	N/A	2.99%
Expected life of option	N/A	4.5 years

The proforma stock based compensation cost, net of tax effects, was $0.5 million during the three months ended March 31, 2004.

Note 6.    Income Taxes

Aames Investment has elected to be treated as a real estate investment trust, or REIT, for U.S. federal tax purposes. As a REIT, Aames Investment Corporation is not subject to federal income taxes at the parent company level to the extent that it distributes its taxable income to its stockholders and complies with certain other requirements. Other requirements include distribution of at least 90% of the REIT’s taxable income, and meeting certain percentage requirements for assets and income that effectively serve to focus the REIT’s investments into mortgage loans secured by real estate, including mortgage-backed securities and other qualifying investments. Holdings of non-real estate and portfolio investments is limited, including no more than 20% of the value of Aames Investment’s total assets may consist of securities of one or more taxable REIT subsidiaries, discussed below. Aames Investment intends to distribute 100% of its REIT taxable income; therefore, no provision for income taxes has been made.

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

During the three months ended March 31, 2005 and 2004, we recorded an income tax provision (benefit) of $0.8 million and $(0.1) million, respectively. Our $0.8 million tax provision for the three months ended March 31, 2005 differed from an expected federal benefit of $-0- million calculated at the marginal federal tax rate of 35.0% due to the $8.4 million benefit related to the non-taxability of the REIT earnings less the $9.9 million expense resulting from the increase in the tax valuation allowance, partially offset by the $0.7 million state tax benefit. Our $(0.1) million tax benefit for the three months ended March 31, 2004 differed from an expected federal tax expense of $7.3 million calculated at the federal marginal rate of 35.0% due to the $7.4 million decrease in valuation allowance.

At March 31, 2005, we had recognized $28.4 million of deferred tax assets based upon our determination that it is more likely than not that we will realize such assets in future periods. There was no change in our deferred tax assets from December 31, 2004.

The following table reconciles pretax accounting income of the parent company, Aames Investment, as determined for financial statement purposes to estimated taxable income for the three months ended March 31, 2005 (in thousands):

Three Months Ended March 31, 2005
Pretax accounting income	$23,928
Add (subtract):
Tax basis adjustments, net	(6,887)

Estimated taxable income	$17,041

As previously announced, on April 19, 2005, the Company declared a cash dividend of $0.27 per common share for the quarter ended March 31, 2005, which was paid on May 9, 2005, to stockholders of record as of April 29, 2005.

Note 7.    Reclassifications

Certain amounts related to March 31, 2004 have been reclassified to conform to the March 31, 2005 presentation.

Note 8.    Commitments and Contingencies

Certain of our subsidiaries are defendants in Potteiger et. al. v. Aames Funding Corporation and Aames Financial Corporation, a collective action filed on approximately February 4, 2004 in the U.S. District Court of Minnesota, case 04-CV-65. Plaintiff, a former loan officer of ours, filed this action on behalf of himself and current and former loan officers employed by us, and seeks damages consisting of alleged unpaid overtime, statutory liquidated damages and attorneys’ fees and costs. Plaintiff alleges that during his employment, he and other loan officers worked in excess of 40 hours per week and that we willfully failed to pay overtime in violation of the Federal Fair Labor Standards Act. We filed an answer denying the claims and asserting various affirmative defenses. Initial discovery was recently completed and the matter is set for mediation in June 2005.

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

On September 7, 2004, Aames Financial received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to its business and lending practices in Iowa. Aames Financial has cooperated and intends to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, Aames Financial cannot predict the outcome of the investigation and its effect, if any on its business in Iowa, which approximated 0.02% and 0.2% of total mortgage loan production during the three months ended March 31, 2005 and the six months ended December 31, 2004.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion includes Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk. This section should be read in conjunction with Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Special Note Regarding Forward-looking Information

This report may contain forward-looking statements under federal securities laws. These statements are based on management’s current expectations and beliefs and are subject to a number of trends and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The risks and uncertainties that may cause our performance and results to vary include: (i) changes in overall economic conditions and interest rates; (ii) an inability to originate subprime hybrid/adjustable mortgage loans; (iii) increased delinquency rates in our portfolio; (iv) adverse changes in the securitization and whole loan market for mortgage loans; (v) declines in real estate values; (vi) limited cash flow to fund operations and dependence on short-term financing facilities; (vii) concentration of operations in California, Florida, New York and Texas; (viii) extensive government regulation; (ix) intense competition in the mortgage lending industry; and (x) an inability to comply with the federal tax requirements applicable to REITs and effectively operate within limitations imposed on REITs by federal tax rules. For a more complete discussion of these risks and uncertainties and information relating to the company, see the Form 10-K for the year ended December 31, 2004 and other filings with the SEC made by the company pursuant to the Securities Exchange Act of 1934. Aames Investment expressly disclaims any obligation to update or revise any forward-looking statements in this report.

General

Aames Investment, a mortgage real estate investment trust, or REIT, was formed in February 2004 to build and manage a portfolio of high yielding subprime mortgage loans to offer its stockholders the opportunity for attractive dividend yields and earnings growth. In November 2004, we completed an initial public offering, and, concurrently with that offering, a reorganization with Aames Financial Corporation, formerly our parent company. As a result of the reorganization, Aames Financial became a wholly owned subsidiary of ours. Aames Financial is a 50 year old mortgage banking company focused primarily on originating, selling and servicing mortgage loans through both wholesale and retail channels under the name “Aames Home Loan.” Our strategy is to use our equity capital, including a portion of the net proceeds from our initial public offering, and funds borrowed under revolving warehouse and repurchase facilities to finance our mortgage loan originations, and to use those financing services together with on-balance sheet securitizations to finance our REIT portfolio of mortgage loans. We retain in our REIT portfolio some of our mortgage loan originations, largely hybird/adjustable rate mortgage loans or ARMs, which accounted for 80.5% of our loan production during the three months ended March 31, 2005. We sell the remainder, including a majority of the fixed-rate mortgage loans that we originate, on a whole loan servicing-released basis to third parties.

We are taxed as a REIT for U.S. federal income tax purposes in connection with the filing of our December 31, 2004 federal income tax return, and Aames Financial is our taxable REIT subsidiary, or TRS. As a REIT, we generally are not subject to U.S. federal income tax on the REIT income that we distribute to our stockholders. We distribute a majority of the earnings from our REIT portfolio of mortgage loans to our stockholders, while growing our equity capital base by retaining a portion of Aames Financial’s earnings. The taxable income generated by Aames Financial is subject to regular corporate income tax. This includes Aames Financial’s net interest income, gain on sale and fee income.

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

The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”, included in our Annual Report on Form 10-K for the year ended December 31, 2004. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that we will be able to accomplish the above strategies.

Mortgage Portfolio Management

We invest in subprime one-to-four family, residential mortgage loans, operating as a long-term portfolio investor. We purchase loans originated by our subsidiary, Aames Financial, that we anticipate holding on our balance sheet, largely hybrid/adjustable rate loans. Aames Financial retains the servicing rights to those loans.

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

Managing Interest Rate Risk

Our hybrid/adjustable rate loans may have a fixed rate for two, three or five years prior to their first adjustment and may be financed with on-balance sheet securitization debt with rates that adjust monthly. As a result, our net interest income and cash flow could be negatively impacted by changes in short-term interest rates. To counteract this possibility, we may hedge the aggregate risk of interest rate fluctuations with respect to our borrowing index. We generally intend to hedge only the risk related to changes in the benchmark interest rate used in the variable rate index, usually a London Interbank Offered Rate, known as LIBOR, or a U.S. Treasury rate.

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

Mortgage Originations

We originate primarily subprime, one-to-four family residential mortgage loans. These originations are significant to our financial results because we hold a majority of the loans we originate in our on-balance sheet portfolio of loans held for investment. The loans we originate that are not retained in our REIT portfolio of loans held for investment are sold to the secondary markets.

Our principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers’ access to credit. These types of borrowers generally pay higher mortgage loan origination fees and interest rates than those charged by conventional lending sources. We believe these borrowers continue to represent an underserved niche of the residential mortgage loan market and present an opportunity to earn a superior return for the risk assumed. Our residential mortgage loans, which include fixed and hybrid/adjustable rate loans, are generally used by borrowers to consolidate indebtedness, finance other consumer needs, or purchase homes. We believe that while our loan origination volume is affected by general levels of interest rates, because a majority of our loan originations are cash-out refinancings and purchase money loans our loan origination volume is generally less cyclical than conventional mortgage lending which has a higher percentage of rate/term refinance loans.

Mortgage Loan Sales to Third Parties and Off-Balance Sheet Securitizations

Aames Financial will sell whole loans not retained for the REIT portfolio to third parties to capture any gain on sale of these loans and to grow our equity capital base on a consolidated basis. Aames Financial does not currently sell loans in off-balance sheet securitizations; however, after our on-balance sheet portfolio reaches its target level, Aames Financial may sell a portion of its loans in off-balance sheet securitizations depending on market conditions at that time. Aames Financial generally sells these loans within 45 days of funding and services these loans during the period between origination and transfer of servicing to the buyer, which is generally within 90 days after the sale of the loan. Aames Financial generates income primarily from:

•	gain on sale income, which includes the premiums received on the sale of the loan,

•	net interest income earned on its loans prior to sale,

•	points and fees charged to borrowers less any yield spread premiums paid to wholesale brokers during the loan origination process, and

•	loan servicing income.

Aames Financial uses the majority of the net proceeds of its loan sales to pay down its warehouse and repurchase facilities to increase capacity under these facilities for future funding of mortgage loans. Proceeds we receive from financings on loans held for investment are also used to pay down our warehouse and repurchase facilities.

Mortgage Loan Servicing

Aames Financial services residential mortgage loans for itself and for others, and loan servicing remains an integral part of our business operation. We believe that maintaining contact with our borrowers is critical in managing credit risk and in borrower retention. Subprime borrowers are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address these problems. Borrowers may be more motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about our products to encourage them to refinance with us. Mortgage servicing provides fee income for Aames Financial in the form of normal customer service and processing fees. We recognized $2.9 million and $2.2 million in loan servicing fee income during the three months ended March 31, 2005 and 2004, respectively.

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

Upon implementing our new business plan, we employed two critical accounting policies, one of which is related to our financing strategy of using on-balance sheet securitizations and one of which is related to our REIT conversion. These policies are:

•	Allowance for losses on mortgage loans held for investment; and

•	Accounting for transfers and servicing of financial assets.

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

Accounting for Transfers and Servicing of Financial Assets.

We are generating a portfolio of loans held for investment through on-balance sheet securitizations and must comply with the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or FAS 140, related to each securitization. FAS 140 is an accounting pronouncement that sets forth the criteria applicable to determining whether a transfer of financial assets is to be treated as a sale or a secured financing under generally accepted accounting principles, or GAAP. We intend for our on-balance sheet securitizations to be treated as secured financings and, accordingly, one of our critical accounting policies is compliance with the FAS 140 requirements necessary to obtain secured financing treatment for our securitizations. In addition, our strategy of retaining mortgage loans in our securitization pools on our balance sheet will reduce the number of loans we sell during the period in which we are building our retained portfolio. This will reduce the total gain on sale of loans until we build our retained portfolio and return to a pattern of selling loans.

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

Accounting for Off-Balance Sheet Securitizations.

During the three months ended March 31, 2005, we did not dispose of any of our mortgage loans in off-balance sheet securitization transactions. Our retained residual interests relate to off-balance sheet securitizations which closed prior to and during the year ended June 30, 2000. The following discusses critical accounting policies which arise only in the context of off-balance sheet securitization transactions.

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

We closely monitor our residual interests. If the actual rate of prepayment and credit loss performance of loans in the securitized pools vary adversely in relation to the estimates and assumptions used to estimate fair value, we will adjust the fair value of the retained residual interests through a charge to earnings. During the three months ended March 31, 2005 and 2004, the actual performance of our retained residual interests as compared to the key assumptions and estimates used to evaluate their carrying value did not result in write-downs.

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

The following table summarizes certain information about the securitization trusts in which we retained a residual interest at March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31, 2005	December 31, 2004
Number of securitization trusts	5	7
Aggregate principal balance of securitized loans at the time of the securitizations	$2,254,116	$3,304,181
Outstanding principal balance of securitized loans	$106,522	$224,345
Outstanding principal balance of pass-through certificates or bonds of the securitization trusts	$82,086	$172,552
Weighted average coupon rates of outstanding:
Securitized loans	10.43%	10.14%
Pass-through certificates or bonds	5.91%	6.01%

Certain historical data and key assumptions and estimates used in our March 31, 2005 and December 31, 2004 review of the residual interests we retained were the following:

	March 31, 2005	December 31, 2004
Prepayments:
Actual weighted average annual prepayment rate, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	36.6%	31.4%
Adjustable rate loans	23.7%	25.4%
Estimated annual prepayment rates, as a percentage of outstanding principal balances of securitized loans:
Fixed rate loans	31.5% to 35.6%	31.3% to 37.5%
Adjustable rate loans	31.2% to 35.0%	31.3% to 42.7%
Estimated weighted average life of securitized loans	2.2 years	2.0 years
Credit losses:
Actual credit losses to date, as a percentage of original principal balances of securitized loans	4.8%	4.7%
Future estimated prospective credit losses, as a percentage of original principal balances of securitized loans	0.3%	0.5%
Total actual and estimated credit losses, as a percentage of original principal balances of securitized loans	5.1%	5.2%
Total actual credit losses to date and estimated prospective credit losses (dollars in thousands)	$114,852	$168,319
Weighted average discount rate	13.7%	13.7%

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

The total actual and estimated credit losses, as a percentage of original principal balance of securitized loans, in each securitization trust, ranged from 3.8% to 6.2% at March 31, 2005 and ranged from 3.8% to 6.5% at December 31, 2004. Actual and estimated credit losses vary between securitization trusts due to differing credit quality i.e., credit grade, production channel and other factors we considered when evaluating credit loss estimates.

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

Results of Operations

The following table sets forth information regarding our results of operations during the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Interest income	$51,768	$17,678
Interest expense	11,916	6,579

Net interest income	39,852	11,099
Provision for loan losses	6,500	—

Net interest income after provision loan losses for loan losses	33,352	11,099
Noninterest income:
Gain on sale of loans	5,683	54,599
Loan servicing	2,924	2,155

Total noninterest income	8,607	56,754

Net interest income and noninterest income	41,959	67,853
Noninterest expense:
Personnel	22,347	25,348
Production	8,800	10,333
General and administrative	10,813	11,375

Total noninterest expenses	41,960	47,056

Income (loss) before income taxes	(1)	20,797
Provision (benefit) for income taxes	765	(93)

Net income (loss)	$(766)	$20,890

Interest Income and Interest Expense

Interest income.    Interest income includes interest earned on loans held for investment and loans held for sale. To a lesser extent, interest income also includes interest on short-term overnight investments, discount accretion income recognized on our residual interests and the amortization of net deferred loan origination fees and costs on mortgage loans held for investment. The following table summarizes the components of interest income during the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Interest earned on:
Loans held for investment	$40,932	$—
Loans held for sale	7,866	16,650
Overnight investments	220	—
Discount accretion on residual interests	—	972
Other interest income	2,750	56

	$51,768	$17,678

During the December 2004 quarter and in connection with our formation as a mortgage REIT, we began to build a portfolio of loans held for investment which, at March 31, 2005, was comprised of mortgage loans with an unpaid principal balance of $2.9 billion. We did not have a portfolio of loans held for investment at March 31, 2004. Our interest income increased $34.1 million to $51.8 million during the three months ended March 31, 2005 over $17.7 million during the three months ended March 31, 2004. The $34.1 million increase in interest income was due primarily to the $40.9 million of interest income earned on the portfolio of loans held for investment. To a lesser extent, the increase in interest income during the three months ended March 31, 2005 over the comparable three month period a year ago was due to increases of $2.7 million and $0.2 million of miscellaneous interest income and interest income earned on overnight investments, respectively. Substantially all of the $2.7 million of other interest income related to remittances to us from counterparties on in-the-money interest rate cap agreements used to hedge interest rate exposure to our REIT portfolio and related financings. Partially offsetting the increase in interest income during the three months ended March 31, 2005 over the comparable three month period a year ago were declines of $8.8 million and $1.0 million in interest income on loans held for sale and discount accretion on our residual interests. Interest income earned on loans held for sale declined due to our strategy of building a portfolio of loans held for investment which resulted in our holding a lower average balance of loans held for sale during the three months ended March 31, 2005 when compared to the average balance of loans held for sale outstanding during the three months ended March 31, 2004, partially offset by higher weighted average coupon rates on loans held for sale during the March 2005 quarter when compared to such rates during the March 2004 quarter. We have discontinued recognizing discount accretion income on our residuals in light of our expectation to call the remaining securitization trusts later in calendar 2005.

Interest expense.    Interest expense includes interest borne on the balances outstanding of financings on loans held for investment and revolving warehouse and repurchase facilities and borrowings. Interest expense also includes fair value adjustments to derivative instruments used to hedge interest rate risk on our financings of mortgage loans held for investment, amortization of debt issuance expenses and debt discount on financings on mortgage loans held for investment and the amortization of commitment fees on revolving warehouse and repurchase facilities. The following table summarizes the components of interest expense during the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Interest expense on:
Financings on loans held for investment	$12,170	$—
Revolving warehouse and repurchase facilities	7,778	4,127
Borrowings	44	1,085
Other:
Mark to market on interest rate cap agreements designed to hedge interest rate risk on financings of loans held for investment	(9,532)	—
Amortization of commitment fees, debt issuance and debt discount	1,195	1,209
Bank charges and other	261	158

Total interest expense	$11,916	$6,579

Interest expense increased $5.3 million to $11.9 million during the three months ended March 31, 2005 over $6.6 million during the three months ended March 31, 2004. The increase in interest expense reported during the three months ended March 31, 2005 from levels reported during the comparable three month period a year ago was primarily due to increases of $12.2 million and $3.7 million in interest expense on financings on loans held for investment and revolving warehouse and repurchase facilities, respectively. At March 31, 2005, the unpaid principal balance of financings on loans held for investment was $2.3 billion. We had no financings on loans held for investment at March 31, 2004. During the three months ended March 31, 2005, average borrowings and interest rates associated with our revolving warehouse and repurchase facilities used to fund loans held for sale and loans held for investment not yet securitized were higher than such average balances and interest rates during the comparable three month period a year ago. These increases were offset partially by a $9.5 million credit to interest expense related to the positive mark to fair value at March 31, 2005 of open interest rate cap agreements in place to hedge interest rate risk exposure on our financings on loans held for investment. In addition, interest expense on borrowings declined by $1.0 million during the three months ended March 31, 2005 from the comparable period a year ago due to the lower balance outstanding of Aames Financial’s residual financing facility during the March 2005 quarter (during which it was fully redeemed) compared to the higher balance outstanding during the March 2004 quarter despite a higher interest rate applicable to the obligation during the March 2005 quarter than during the March 2004 quarter as the interest rate was indexed to one-month LIBOR.

Interest expense is expected to increase in future periods due to our business strategy of financing our loans held for investment through warehouse and repurchase facilities and on-balance sheet securitizations, our continued reliance on warehouse and repurchase facilities to fund mortgage loan production and expected continued upward pressure on the one-month LIBOR, the index used in our borrowing arrangements, in coming quarters.

Other Income

Gain on Sale of Loans.    Gain on sale of loans includes gain from whole loan sale transactions, recognized and deferred loan origination fees and costs, provisions for representation, warranty and other miscellaneous losses, gains and losses on derivative instruments and miscellaneous costs related to loan sale activities. Gain on sale of loans is impacted by the timing and mix of loan origination and sales as net, pursuant to FAS 91, loan origination fees and costs related to mortgage loans originated and held for sale are deferred and recognized in gain on sale of loans at the time the mortgage loans are sold. The deferral of net loan origination fees and costs was not material to our consolidated financial statements at and during the three months ended March 31, 2004. The components of gain on sale of loans during the three months ended March 31, 2005 and 2004 are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2005	2004
Gain on loan sale	$4,583	$71,472
Loan origination fees and costs, net	2,097	(8,349)
Provision for representation, warranty and other losses	(785)	(8,391)
Miscellaneous costs	(212)	(133)

Gain on sale of loans	$5,683	$54,599

Gain on sale of loans decreased $48.9 million, or 89.6%, to $5.7 million during the three months ended March 31, 2005 from $54.6 million during the comparable three month period a year ago. The $48.9 million decrease was due primarily to a $66.9 million decrease in gain on sale from whole loan sale transactions, partially offset by an increase of $10.5 million in net loan origination fees and costs, and a $7.6 million decrease in the provision for representation, warranty and other miscellaneous losses.

The $66.9 million decrease in gain on sale was due primarily to our strategy of retaining the majority of our hybrid/adjustable rate loan production in our REIT portfolio which resulted in a $1.4 billion, or 81.8%, decrease in mortgage loan sales to third parties during the three months ended March 31, 2005 from mortgage loan sales to third parties during the comparable three month period a year ago. Because we sold only fixed rate first-lien loans and second-lien loans to third parties during the March 2005 quarter, gain on sale also declined due to lower gain on sale rates realized on whole loan sales during the three months ended March 31, 2005 compared to such rates during the comparable 2004 period. Due to the change in the mix in the composition of loans originated and sold during three months ended March 31, 2005 from the same period a year ago, realized net loan origination fees were $2.1 million during the March 2005 quarter compared to realized net loan origination costs of $8.3 million during the three months ended March 31, 2004. During the three months ended March 31, 2005, realized net loan origination fees were $2.1 million compared to realized net loan origination costs of $8.3 million during the three months ended March 31, 2004. Due to the change in the mix in the composition of loans originated and sold during the three months ended March 31, 2005 from the same period a year ago. Finally, during the three months ended March 31, 2005, we charged $0.8 million to gain on sale of loans for estimated contractual representation and warranty obligations on loans previously sold and for loans held for sale that are delinquent, have collateral deficiencies or have other attributes that affect their sale potential. This $7.6 million decrease from the $8.4 million provided during the three months ended March 31, 2004 was due principally to fewer loans having been sold in whole loan sales during the three months ended March 31, 2005 when compared to the same three month period a year ago.

Loan Servicing.    Loan servicing revenue consists of prepayment fees, late charges and other fees we retain and servicing fees earned on securitized pools, reduced by subservicing costs related to servicing advance arrangements. See “Critical Accounting Policies.” Loan servicing revenue increased $0.7 million to $2.9 million during the three months ended March 31, 2005 from $2.2 million during the three months ended March 31, 2004. The increase was primarily due to an increase in late and prepayment fees of $1.7 million partially offset by decreases of $0.9 million and $0.2 million in servicing and beneficiary demand fees, respectively.

Total Operating Expenses

General.    Total operating expenses decreased $5.1 million to $42.0 million during the three months ended March 31, 2005 from $47.1 million during the three months ended March 31, 2004. The decrease in total expenses during the three months ended March 31, 2005 from total expenses during the comparable period in 2004 was attributable to decreases of $3.0 million, $1.5 million and $0.6 million in personnel expense, production, and general and administrative expense, respectively.

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

The following table summarizes the components of personnel expense during the periods presented (in thousands):

	Three Months Ended March 31,
	2005	2004
Compensation	$35,682	$43,229
Net deferred loan origination costs	(16,620)	(21,328)
Medical and other benefits	2,711	3,019
Other	574	428

Total personnel expense	$22,347	$25,348

Personnel expense decreased $3.0 million during the three months ended March 31, 2005 from personnel expense during the comparable three-month period a year ago. The $3.0 million decrease was comprised of decreases of $7.5 million and $0.3 million in compensation and medical and other benefits, respectively, partially offset by a $4.7 million decrease in net deferred loan origination costs and a $0.1 million increase in miscellaneous personnel expense. The $7.5 million decrease in compensation resulted from a $5.5 million decline in commissions, bonuses and incentives, coupled with a $2.0 million decrease in management bonus incentives. The $5.5 million decrease in commissions, bonuses and incentives during the three months ended March 31, 2005 from those reported during the comparable three month period during 2004 was due to the $504.6 million, or 27.0%, decrease in total loan originations reported during the three months ended March 31, 2005 when compared to the same three month period a year ago. Net deferred personnel costs on mortgage loans originated but not yet sold decreased $4.7 million during the three months ended March 31, 2005 over those reported a year ago due primarily to the mix in the composition of loans originated and sold during the 2005 period when compared to those originated and sold during the 2004 period. The $0.3 million decrease in health, medical and other benefit costs during the three months ended March 31, 2005 from the amount reported during the comparable period a year ago was attributable to decreased staff levels.

Production.    Production expense decreased $1.5 million, or 14.8%, to $8.8 million during the three months ended March 31, 2005 from $10.3 million during the three months ended March 31, 2004. The $1.5 million decrease in production expense was due primarily to a $0.4 million decrease in advertising expense, a $0.7 million decrease in appraisal costs, a $0.1 million decrease in travel and entertainment expenses, coupled with a $0.3 million decrease in sales incentives relative to the $504.6 million, or 27.0%, decrease in our loan production volumes during the three months ended March 31, 2005 from production volumes during the three months ended March 31, 2004.

Production expense when expressed as a percentage of total loan origination volume for the three months ended March 31, 2005 increased to 0.7% from 0.6% at March 31, 2004 primarily due to a larger decrease in loan production than in production expense during the three months ended March 31, 2005 from amounts reported during the three months ended March 31, 2004.

General and Administrative.    General and administrative expense decreased $0.6 million, or 0.5%, to $10.8 million during the three months ended March 31, 2005 from $11.4 million during the three months ended March

31, 2004. The $0.6 million decrease in general and administrative expense was due primarily to decreases of $0.2 million, $0.5 million and $0.3 million in professional, communication and depreciation expenses, respectively. These decreases were partially offset by increases of $0.3 million and $0.2 million in occupancy and corporate related insurance respectively.

During the three months ended March 31, 2005 and 2004, we paid total rent of $2.8 million and $2.4 million, respectively, and received total sublease payments of $0.1 million during both the three months ended March 31, 2005 and 2004.

Financial Condition

Loans Held for Sale.    Our portfolio of loans held for sale decreased to $383.5 million at March 31, 2005 from $485.0 million at December 31, 2004 due primarily to total loan sales and transfers of mortgage loans to loans held for investment exceeding total loan originations during the three months ended March 31, 2005.

Loans Held for Investment, Net.    At March 31, 2005, our portfolio of loans held for investment, net was $2.9 billion, an increase of $1.2 billion over the $1.7 billion portfolio of loans held for investment at December 31, 2004. During the three months ended March 31, 2005, we completed a $1.2 billion on-balance sheet securitization. At March 31, 2005, the portfolio of loans held for investment was comprised of $2.3 billion and $0.6 billion of loans securitized and loans not yet securitized, respectively. In comparison, at December 31, 2004, the $1.7 billion portfolio of loans held for investment was comprised of $1.2 billion and $0.5 billion of securitized loans held for investment and loans held for investment not yet securitized, respectively.

The portfolio of loans held for investment at March 31, 2005 and December 31, 2004 of $2.9 billion and $1.7 billion, respectively, were net of an $8.4 million and $1.9 million allowance for loan losses, respectively. During the three months ended March 31, 2005, we recorded a provision for loan losses of $6.5 million and no loan charge-offs were recorded.

Advances and Other Receivables.    Advances and other receivables are comprised of interest and servicing advances, servicing and miscellaneous fees, cash due from the off-balance sheet securitization trusts, accrued interest receivable and other miscellaneous receivables. The level of servicing advances, in any given period, depends upon portfolio delinquencies, the level of real estate owned and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the securitization trusts. We fund advances on a recurring basis not otherwise covered by our financing arrangements and recover those advances on a periodic basis.

Advances and other receivables increased $1.9 million to $24.6 million at March 31, 2005 from $22.7 million at December 31, 2004. The increase was due primarily to increases of $7.0 million and $1.3 million in advances, accrued interest and other receivables and principal and interest advances, respectively, partially offset by decreases of $6.2 million and $0.3 million in interest and servicing advances and cash due from securitization trusts, respectively.

The $7.0 million increase in accrued interest and other receivables at March 31, 2005 over the balance at December 31, 2004 is due primarily to a $5.6 million increase in accrued interest relative to the increase in the balance of loans held for investment together with a $1.4 million increase in amounts due from counterparties. The $1.3 million increase in principal and interest advances is due to the advances made to bond holders in our on-balance sheet securitizations. The $6.2 million decrease in interest and servicing advances at March 31, 2005 from December 31, 2004 was primarily due to recoveries of prior advances as a result of the call of two of our off-balance sheet securitizations. The $0.2 million decline in cash due from securitization trusts at March 31, 2005 from December 31, 2004 is due primarily to a decline in estimated cash flows on lower residual balances at March 31, 2005 when compared to the balance at December 31, 2004.

Residual Interests.    Residual interests decreased to $18.9 million at March 31, 2005 from $39.1 million at December 31, 2004, reflecting $20.2 million of cash received from the securitization trusts. Of the $20.2 million of cash received from the securitization trusts, $18.3 million was received in connection with our calling two securitization trusts during the three months ended March 31, 2005. We have elected not to recognize discount accretion on the remaining residual interests in light of our expectation to call our remaining five securitization trusts during calendar 2005.

Equipment and Improvements, Net.    Equipment and improvements, net, increased to $9.1 million at March 31, 2005 from $8.8 million at December 31, 2004 reflecting capitalization of new equipment and improvement acquisitions outpacing depreciation and amortization during the three months ended March 31, 2005.

Prepaid and Other Assets.    Prepaid assets decreased to $20.9 million at March 31, 2005 from $22.1 million at December 31, 2004. The decrease was due to decreases of $2.8 million, $0.6 million, $0.4 million and $3.7 million in licensing, permit and performance bond desposits, unamortized commitment fees on revolving warehouse and repurchase facilities, prepaids, security deposits and other deferred charges, and defunded loans, respectively, offset partially by increases of $6.3 million in unamortized debt issuance costs related to the on-balance sheet securitization.

Derivative Financial Instruments.    At March 31, 2005, we have notional amounts of $4.2 billion compared to $2.5 billion at December 31, 2004 of interest rate cap agreements in place to hedge rate risk exposure to our portfolio of mortgage loans held for investment and related financings. We carry out derivative financial instruments at estimated fair value which at March 31, 2005 was $52.0 million compared to $31.9 million at December 31, 2004. Included in interest expense during the three months ended March 31, 2005, was a $9.5 million credit related to the mark-to-market of our interest rate cap agreements at March 31, 2005. At and during the three months ended March 31, 2004, we did not have any hedge instruments in place.

Financing on Loans Held for Investment.    Amounts outstanding under our financing on loans held for investment increased to $2.3 billion at March 31, 2005 from $1.2 billion at December 31, 2004 resulting from the on-balance sheet securitization that closed during the quarter ended March 31, 2005.

Borrowings.    On March 15, 2005, we fully repaid the remaining balance outstanding under Aames Financial’s residual financing facility which, at December 31, 2004, was $7.7 million.

Revolving Warehouse and Repurchase Facilities.    Amounts outstanding under revolving warehouse and repurchase facilities increased to $854.4 million at March 31, 2005 from $809.2 million at December 31, 2004 primarily as a result of increased reliance on the facilities to fund loans held for investment prior to their securitization. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under our revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

MORTGAGE PORTFOLIO MANAGEMENT

On February 24, 2005, we completed a securitization totaling $1.2 billion, our second securitization as a REIT. This securitization was structured as an on-balance sheet securitization for accounting purposes under SFAS No. 140. Prior to our reorganization, Aames Financial’s securitizations were structured as sales for both tax and financial accounting purposes. We did not complete any securitizations during the three months ended March 31, 2004. Once we have built our REIT portfolio to its target range, we expect net interest income from our portfolio of mortgage loans to generate a substantial portion of our earnings.

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

Mortgage Loans

In general, our strategy is to build a portfolio of mortgage loans primarily originated by Aames Financial. Our mortgage loans are generally underwritten in accordance with the categories and criteria described in our underwriting guidelines. See “Underwriting Standards.”

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

If we change our investment strategy, the new strategy may entail more risk than our current investment strategy. Alternative strategies that our board of directors may choose to put in place include:

•	purposefully exposing the value of our holdings to changes in interest rates or changes in the difference between short- and long-term rates; or

•	holding mortgage-backed securities with a credit rating lower than AAA or mortgage-backed securities collateralized by mortgage loans originated by and purchased from third parties.

Leverage Policy

We employ a leverage strategy by securitizing existing mortgages in transactions that we believe will be treated as borrowings for accounting and tax purposes. We generally intend to borrow approximately 10 to 14 times the amount of our consolidated equity capital, although our actual debt to equity ratio may vary from time to time depending on market conditions and other factors that our management and board of directors deem relevant. In general, our credit facilities limit our total debt-to-equity ratio to a level of 15.0 to 1.0. However, each of our credit facility lenders disregards nonrecourse financing, including the bonds underlying our on-balance sheet securitizations, in computing our adjusted leverage ratio which is limited to 5.5 to 1.0. Our actual total and adjusted leverage ratios were 8.9 to 1.0 and 2.6 to 1.0 at March 31, 2005, respectively.

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

MORTGAGE ORIGINATIONS

As at March 31, 2005 Aames Financial originated loans in 47 states through its retail and wholesale channels. Its wholesale channel operated five regional wholesale operations centers throughout the United States and originated loans through a nationwide network of approximately 4,400 independent mortgage brokers who submit mortgage loans to it. Its retail channel had a network of 94 retail branch offices directly serving borrowers throughout the United States.

The following table shows our total originations by retail and wholesale channels for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31, 2005		March 31, 2004
	$	% of Total	$	% of Total
Retail	$516,558	37.9%	$586,527	31.4%
Wholesale	845,058	62.1	1,279,701	68.6

Total	$1,361,616	100.0%	$1,866,228	100.0%

A significant risk to our mortgage originations operations is liquidity risk—the risk that we will not have the financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain committed borrowing facilities with large banking and investment institutions to reduce this risk.

Our Retail Channel

We generate applications for loans through our retail loan office network principally through a direct response marketing program, which relies primarily on the use of direct mailings to homeowners, telemarketing and Internet generated leads and through referrals from our customers, real estate agents and others. We generate customer leads for the retail network based upon models that we have derived and commercially developed customer lists. Our direct mail invites prospective borrowers to call us to apply for a loan. We also generate leads through several commercially available Internet sites as well as through our own retail Internet web site “Aames.net”. We believe that our marketing efforts establish name recognition and serve to distinguish us from our competitors. We continually monitor the source of our applications to determine the most effective methods and manner of marketing. Whether generated through direct mail or the Internet, leads are generally followed up with telephone calls to potential customers. On the basis of an initial screening conducted at the time of the call, our loan officers at the local retail loan office make a determination of whether the customer and the property generally meet our lending criteria. The loan officer may complete the application over the telephone or schedule an appointment with the retail loan office most conveniently located to the customer or in the customer’s home, depending on the customer’s needs.

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

We continually monitor our retail operations in the markets in which we operate and evaluate existing and potential retail offices on the basis of selected demographic statistics, marketing analyses and other criteria that we have developed in order to further enhance our mortgage loan production capabilities. As previously disclosed, as part of this evaluation process, we have closed 11 retail branches in April 2005 in markets where it was not financially feasible to continue to service the market area in this manner. However, we continue to service these areas through our wholesale channel and the Internet.

Our Wholesale Channel

During the three months ended March 31, 2005, we originated loans through our network of approximately 4,400 independent wholesale mortgage brokers throughout the United States, none of which accounted for more than 5.0% of total wholesale originations.

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

The following table presents certain information about our mortgage loan production at or during the three months ended March 31, 2005 and 2004 and December 31, 2004:

	At or During the Three Months Ended		At or During the Three Months Ended December 31, 2004
	March 31, 2005	March 31, 2004
Retail loan production:
Total dollar amount (in thousands)	$516,558	$586,527	$574,625
Number of loans	3,718	4,677	4,431
Average loan amount	$138,934	$125,407	$129,683
Average initial LTV	75.88%	77.85%	75.82%
Weighted average interest rate(1)	7.53%	7.26%	7.36%
Retail branch offices at period end	94	95	96
Wholesale loan production:
Total dollar amount (in thousands)	$845,058	$1,279,701	$1,134,911
Number of loans	6,028	8,630	7,841
Average loan amount	$140,189	$148,285	$144,741
Average initial LTV	81.25%	81.68%	81.19%
Weighted average interest rate(1)	7.60%	7.17%	7.46%
Regional wholesale operations centers at period end	5	5	5
Total loan production:
Total dollar amount (in thousands)	$1,361,616	$1,866,228	$1,709,536
Number of loans	9,746	13,307	12,272
Average loan amount	$139,710	$140,244	$139,304
Average initial LTV	79.21%	80.47%	79.38%
Weighted average interest rate(1)	7.57%	7.20%	7.43%

(1)	Calculated with respect to the interest rate at the time we originated or purchased the mortgage loan.

Total Loan Production

Total loan production during the three months ended March 31, 2005 decreased $347.9 million, or 20.4%, to $1.4 billion from the $1.7 billion reported during the three months ended December 31, 2004 and decreased $504.6 million, or 27.0%, from the $1.9 billion of total loan production reported during the three months ended March 31, 2004. As previously reported, many subprime lenders responded to increases in short term interest rates by narrowing the spreads above such rates charged on their loans and by offering interest-only loans in an attempt to minimize increases in borrowers’ monthly payments. These marketplace changes negatively impacted our mortgage loan origination volume during the three months ended March 31, 2005 when compared to mortgage loan production volumes during the comparable three month period a year ago. Loan origination volume during the March quarter has historically been negatively impacted by seasonality factors.

We expect the current interest rate environment to continue to negatively impact our mortgage loan origination volume in the current quarter.

Our total retail production was $516.6 million during the three months ended March 31, 2005, a decrease of $58.1 million or 10.1%, from total retail production reported during the three months ended December 31, 2004, and a decrease of $70.0 million, or 11.9% from total retail production during the three months ended March 31, 2004. During the three months ended March 31, 2005, the number of retail loans originated declined by 713, or 16.1%, from the number of loans originated during the three months ended December 31, 2004, and declined by 959, or 20.5%, from the number of loans originated during the three months ended March 31, 2004. The decrease in the number of loans originated during the three months ended March 31, 2005 compared to the three months ended December 31, 2004 and March 31, 2004, was partially offset by increases in the average dollar amount of our retail loan originated of $9,251.00 and $13,527.00 over the average dollar amount of our retail loans originated during the three months ended December 31, 2004 and March 31, 2004, respectively.

Our total wholesale production decreased $289.9 million, or 25.5%, to $845.1 million during the three months ended March 31, 2005 from $1.1 billion of total wholesale production during the three months ended December 31, 2004 and decreased $434.6 million or 34.0%, from the total wholesale production reported during the three months ended March 31, 2004. During the three months ended March 31, 2005, the number of wholesale loans declined by 1,813, or 23.1%, from the number of loans originated during the three months ended December 31, 2004, and declined by 2,602, or 30.2%, from the number of loans originated during the three months ended March 31, 2004. During the three months ended March 31, 2005, the average dollar amount of our wholesale loan originated decreased $4,552.00 and $8,096.00 from the average dollar amount of our wholesale loans originated during the three months ended December 31, 2004 and March 31, 2004, respectively.

The following table summarizes certain information about our mortgage loan production by purpose and property type during the three months ended March 31, 2005 and 2004 and December 31, 2004 (in thousands):

	Three Months Ended
	March 31, 2005		March 31, 2004		December 31, 2004
	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total
Purpose:
Cash-out refinance	$799,342	58.7%	$1,146,498	61.4%	$1,019,194	59.6%
Purchase money	519,656	38.2	616,352	33.0	636,722	37.3
Rate/term refinance	42,618	3.1	103,378	5.6	53,620	3.1

	$1,361,616	100.0%	$1,866,228	100.0%	$1,709,536	100.0%

Property type:
Single family residence	$1,194,927	87.8%	$1,630,242	87.4%	$1,510,413	88.4%
Multi-family residence	94,399	6.9	136,211	7.3	111,322	6.5
Condominiums	72,290	5.3	99,775	5.3	87,801	5.1

	$1,361,616	100.0%	$1,866,228	100.0%	$1,709,536	100.0%

The following table shows our loan originations by geographic region during the three months ended March 31, 2005 and 2004 and December 31, 2004 (dollars in thousands):

	Three Months Ended
	March 31, 2005		March 31, 2004		December 31, 2004
State of Mortgage Property	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total
California	$372,922	27.4%	$617,210	33.1%	$523,701	30.6%
Florida	296,851	21.8	364,132	19.5	345,653	20.2
New York	93,558	6.9	151,579	8.1	103,796	6.1
Texas	111,392	8.2	119,119	6.4	129,579	7.6
Other Western States (AZ, CO, HI, ID, MT, NV, NM, OR, UT, WA, WY)	139,291	10.2	193,433	10.4	184,520	10.8
Midwestern States (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	95,226	7.0	168,125	9.0	140,751	8.2
Other Northeastern States (CT, DE, ME, MD, MA, NH, NJ, PA, RI)	145,853	10.7	139,870	7.5	161,677	9.5
Other Southeastern States (AR, GA, KY, LA, MS, NC, OK, TN, VA, WV)	106,523	7.8	112,760	6.0	119,859	7.0

Total	$1,361,616	100.0%	$1,866,228	100.0%	$1,709,536	100.0%

The following table summarizes certain information by interest rate about our mortgage loan production during the three months ended March 31, 2005 and 2004 and December 31, 2004 (dollars in thousands):

	Three Months Ended
	March 31, 2005		March 31, 2004		December 31, 2004
	$	% of Total	$	% of Total	$	% of Total
Hybrid:
Traditional	$947,520	69.6%	$1,396,112	74.8%	$1,252,757	73.3%
Interest Only	148,807	10.9	—	—	91,203	5.3

	1,096,327	80.5	1,396,112	74.8	1,343,960	78.6
Fixed Rate	265,289	19.5	470,116	25.2	365,576	21.4

	$1,361,616	100.0%	$1,866,228	100.0%	$1,709,536	100.0%

LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION

The following table sets forth our loan production under the Super Aim guidelines during the three months ended March 31, 2005 and 2004 (dollars in thousands):

LOAN ORIGINATIONS DURING THE THREE MONTHS ENDED MARCH 31, 2005

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio
A+	$1,045,216	77%	627	7.4%	80%
A	135,323	10	584	7.6	77
A-	57,664	4	557	8.0	75
B	76,578	5	559	8.4	76
C	37,533	3	552	9.0	70
C-	9,302	1	550	10.4	64

Total	$1,361,616	100%	613	7.6%	79%

LOAN ORIGINATIONS DURING THE THREE MONTHS ENDED MARCH 31, 2004

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio
A+	$1,341,449	72%	625	7.0%	82%
A	242,310	13	591	7.2	80
A-	105,960	5	562	7.6	78
B	118,208	6	562	8.0	77
C	47,070	3	554	8.6	71
C-	11,063	1	540	9.8	67
D	168	NM	503	6.7	71

Total	$1,866,228	100%	611	7.2	80

NM = Not Meaningful

The following table presents certain information about our loan production by credit score range during the three months ended March 31, 2005 and 2004 (dollars in thousands):

LOAN ORIGINATIONS DURING THE THREE MONTHS ENDED MARCH 31, 2005

Credit Score Range	Current Loan Balance	% of Total	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio
Above 700	$88,485	7%	7.0%	79%
661-700	176,452	13	7.0	79
621-660	371,222	27	7.3	81
581-620	329,911	24	7.4	80
541-580	230,475	17	8.1	79
540 and below	163,907	12	8.6	74
Not available	1,164	NM	8.2	84

	$1,361,616	100%	7.6%	79%

LOAN ORIGINATIONS DURING THE THREE MONTHS ENDED MARCH 31, 2004

Credit Score Range	Aggregate Dollar Amount of Loans	% of Total	Weighted Average Interest Rate	Weighted Average Loan-to-Value Ratio
Above 700	$122,334	7%	6.6%	79%
661-700	239,961	13	6.8	82
621-660	466,311	25	7.0	81
581-620	424,989	23	7.1	81
541-580	363,860	19	7.6	81
540 and below	246,350	13	8.1	76
Not available	2,423	NM	7.6	81

	$1,866,228	100%	7.2%	80%

NM = Not Meaningful

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

MORTGAGE LOAN SALES TO THIRD PARTIES AND OFF-BALANCE SHEET SECURITIZATIONS

Aames Financial uses the net proceeds of its loan sales to pay down its warehouse and repurchase facilities to increase capacity under these facilities for future funding of mortgage loans. Proceeds we receive from financings on loans held for investment are also used to pay down our warehouse and repurchase facilities.

The following table sets forth information regarding our whole loan sales to third parties during the periods presented (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Whole loan sales	$320,638	$1,763,435

Our whole loan sales to third parties during the three months ended March 31, 2005 decreased $1.4 billion, or 81.8%, to $320.6 million from $1.8 billion of total dispositions reported during the comparable three month period a year ago. The decline in loan sales into the secondary markets during the three months ended March 31, 2005 from the sales during the comparable three month period during 2004 was due to our retaining a significant portion of our loan production to build a REIT portfolio of loans held for investment.

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

Changes in the secondary mortgage markets, the current interest rate environment and the current economic climate could affect our current strategy of selling loans to third parties in whole loan sales and our loan disposition strategies going forward could include off-balance sheet securitizations as well as whole loan sales for cash.

MORTGAGE LOAN SERVICING

We currently have in place an experienced subprime mortgage loan servicing team and a highly scalable servicing platform. Aames Financial’s servicing platform has received a SQ3 rating from Moody’s and a RPS3-rating from Fitch. We have over 85 servicing employees and a portfolio of approximately $3.7 billion. We believe that with our current servicing management and systems, our servicing platform is capable of servicing a portfolio of approximately $7.0 billion.

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

The following table sets forth information regarding our servicing portfolio at the periods indicated (in thousands):

	March 31, 2005	March 31, 2004	December 31, 2004
Mortgage loans serviced:
Loans held for investment	$2,858,192	$—	$1,718,696
Loans serviced on an interim basis	625,211	1,892,135	771,830
Loans subserviced for others on a long-term basis	119,908	182,467	129,016
Loans in off-balance sheet securitization trusts	106,522	260,743	224,345

serviced in-house	3,709,833	2,335,345	2,843,887
Loans in off-balance sheet securitization trusts subserviced by others	—	59,727	—

Total servicing portfolio	$3,709,833	$2,395,072	$2,843,887

Percentage serviced in-house	100.0%	97.5%	100.0%

Our total loan servicing portfolio at March 31, 2005 increased $865.9 million, or 30.5%, to $3.7 billion from $2.8 billion at December 31, 2004 due primarily to a $1.1 billion increase in servicing of loans held for investment, partially offset by declines in loans serviced on an interim basis, loans serviced in off-balance sheet securitization trusts and loans subserviced for others on a long-term basis of $146.6 million, $117.8 million and $9.1 million, respectively. The decline in loans serviced on an interim basis reflects the decrease in loans held for sale at March 31, 2004 from December 31, 2004 and, to a lesser extent, the transfer of sold loans to new servicers by whole loan buyers. Our portfolio of mortgage loans in off-balance sheet securitization trusts serviced in-house declined due primarily to our call of two off-balance sheet securitization trusts which caused the portfolio of mortgage loans in securitization trusts to decline by $103.5 million and, to a lesser extent, to portfolio run-off.

Four of our remaining five securitization trusts with a mortgage loan principal balance of $54.4 million at March 31, 2005 were callable at March 31, 2005. We expect to call all five remaining securitizations with a mortgage loan principal balance of $106.5 million at March 31, 2005 during calendar 2005. The decline in loans subserviced for others on a long-term basis was due to loan portfolio run-off.

Our total servicing portfolio at March 31, 2005 increased $1.3 billion over the $2.4 billion servicing portfolio at March 31, 2004. The increase is attributable primarily to our current strategy of building a portfolio of loans held for investment offset partially by a decline in loans serviced on an interim basis which was attributable to a decline in loans held for sale and interim servicing for others at March 31, 2005 compared to March 31, 2004. Loans subserviced for others on a long-term basis resulted from our sale of loans from older off-balance sheet securitization trusts called during the fiscal year ended June 30, 2004 for which we agreed to continue service on a long-term basis.

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

Our agreements with the securitization trusts typically require us, in our role as servicer, to advance interest (but not principal) on delinquent loans to the holders of the senior interests in the related securitization trusts. The agreements also require us to make certain servicing advances (e.g., for property taxes or hazard insurance) unless we determine that those advances would not be recoverable. Each agreement that we have entered into in connection with our securitizations requires either the overcollateralization of the trust or the establishment of a reserve account that may initially be funded by cash deposited by us. If delinquencies or losses exceed certain established limits, as applicable, additional credit-enhancement requirements of the trust are triggered. In a securitization credit-enhanced by a monoline insurance policy, losses in excess of the established overcollateralization amount by holders of the senior interests in the related trust will be paid by the insurer under such policy. To date, there have been no claims on any monoline insurance policy obtained in any of our securitizations.

In addition, the agreements governing securitizations credit-enhanced by monoline insurance typically provide that we may be terminated as servicer by the monoline insurance company (or by the trustee with the consent of the monoline insurance company) upon certain events of default, including our failure to perform our obligations under the servicing agreement, the rate of over 90-day delinquent loans (including properties acquired by foreclosure and not sold) exceeding specified limits, losses on liquidation of collateral exceeding certain limits, any payment being made by the monoline insurance company under its policy, and events of bankruptcy or insolvency. Pursuant to an agreement relating to one of our off-balance sheet securitization trusts, the monoline insurer requires us to maintain a specified net worth and level of liquidity in order to be able to continue to service the loans in that securitization trust. Previously, we did not satisfy the net worth test and, as a result, the monoline insurer could have terminated us as a servicer with respect to that securitization trust. The monoline insurer waived our failure to satisfy the net worth test and none of our servicing rights were terminated. At March 31, 2005, we met the specified net worth test. In addition, under our 1999 securitization trust, we were appointed as a servicer on a term-to-term basis, and the monoline insurer has the right not to renew the term at any time. None of our servicing rights have been terminated.

At March 31, 2005, all of our remaining five off-balance sheet securitizations with mortgage loans having an aggregate unpaid principal balance of $106.5 million had exceeded delinquency and loss triggers which provides cause for the monoline insurers to terminate us as servicer. To date we have not been terminated as servicer.

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

As a general matter, if efforts to obtain payment have not been successful, a pre-foreclosure notice will be sent to the borrower immediately after the due date of the next subsequently scheduled installment (five days after the initial due date for loans with certain credit characteristics), providing 30 days’ notice of impending foreclosure action. During the 30-day notice period, collection efforts continue and we evaluate various legal options and remedies to protect the value of the loan, including arranging for extended repayment terms, accepting a deed-in-lieu of foreclosure, entering into a short sale (a sale for less than the outstanding principal amount) or commencing foreclosure proceedings. If no substantial progress has been made in collecting delinquent payments from the borrower, foreclosure proceedings will begin. Generally, we will begin foreclosure proceedings when a loan is 80 to 100 days delinquent, depending upon credit considerations, borrower bankruptcy status and state regulations.

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

	At March 31,			At December 31,
	2005		2004	2004
Aames Financial	2.4%		3.4%	2.5%
Subprime Mortgage Loans	NYA	%	11.2%	9.9%
All Mortgage Loans	NYA	%	4.3%	4.2%

NYA = Not yet announced

Our delinquency rates have declined since 2004 due in part to the fact that the loans in our portfolio of seasoned mortgage loans in off-balance sheet securitization trusts became a smaller part of our servicing portfolio, and loans in our on-balance sheet portfolio together with loans serviced on an interim basis, consisting largely of newly originated loans, have become the largest part of our servicing portfolio.

The following table sets forth delinquency information relating to our servicing portfolio as of or for the periods indicated (in thousands):

	At or During the Three Months Ended		At or During the Six Months Ended
	March 31, 2005	March 31, 2004	December 31, 2004
Percentage of dollar amount of delinquent loans serviced (period end)(1)(2):
One month	0.5%	0.4%	0.3%
Two months	0.3%	0.2%	0.2%
Three or more months
Not foreclosed(3)	1.4%	2.5%	1.8%
Foreclosed(4)	0.2%	0.3%	0.2%

Total	2.4%	3.4%	2.5%

Percentage of total dollar amount of delinquent loans in:
Loans held for investment	1.1%	—%	0.2%
Loans serviced on an interim basis	4.2%	0.7%	1.5%
Loans subserviced for others on a long-term basis	5.5%	1.7%	4.8%
Loans in off-balance sheet securitization trusts serviced:
In-house	23.2%	15.8%	22.5%
By others	—%	39.8%	—%

(1)	Delinquent loans are loans for which more than one payment is due.
(2)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by us including loans serviced on an interim basis.
(3)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.
(4)	Represents properties acquired following a foreclosure sale and still serviced by us at period end.

Delinquent loans, by principal balance of the total servicing portfolio, increased to $89.7 million at March 31, 2005 from $71.0 million at December 31, 2004 and $80.7 million at March 31, 2004. The delinquency rate at March 31, 2005 was 2.4% compared to 2.5% at December 31, 2004 and 3.4% at March 31, 2004. The delinquency rate at March 31, 2005 declined from the delinquency rate at December 31, 2004 and March 31, 2004 due to the fact that newly originated loans were added to our portfolio of loans held for investment and consequently loans in our portfolio of mortgage loans in off-balance sheet securitization trusts, which currently contains the majority of delinquent loans, became a smaller part of our total servicing portfolio. A decline in delinquencies generally reduces our servicing advance obligations. We expect our delinquency rate to increase in future periods once our on-balance sheet portfolio of mortgage loans reaches its target level, the loans in the on-balance sheet portfolio become more seasoned, and fewer new loans are added to the on-balance sheet portfolio.

The following table summarizes the unpaid principal balance of delinquent loans at the periods presented in the total servicing portfolio (in thousands):

	March 31, 2005	March 31, 2004	December 31, 2004
Loans held for investment	$32,388	$—	$2,856
Loans serviced on an interim basis	25,999	12,600	11,459
Loans subserviced for others on a long-term basis	6,555	3,173	6,229
Loans in off-balance sheet securitization trusts serviced:
In-house	24,721	41,144	50,408
By others	—	23,744	—

	$89,663	$80,661	$70,952

During the three months ended March 31, 2005, net losses on loan liquidations decreased to $2.1 million from $4.5 million during the comparable three month period during 2004. A majority of the foreclosures handled occurred in connection with delinquent mortgage loans in off-balance sheet securitization trusts serviced by us. Of the $2.1 million of net losses on loan liquidations during the three months ended March 31, 2005, $1.1 million and $1.0 million related to mortgage loans in the off-balance sheet securitization trusts and to mortgage loans held for sale, respectively. We expect net losses on loan liquidations to increase in future periods once our on-balance sheet portfolio of mortgage loans reaches its target level, the loans in the on-balance sheet portfolio become more seasoned, and fewer new loans are added to the on-balance sheet portfolio.

The following table sets forth foreclosure and loss information relating to our servicing portfolio for the periods indicated (in thousands):

	At or During the Three Months Ended		At or During the Six Months Ended
	March 31, 2005	March 31, 2004	December 31, 2004
Percentage of dollar amount of loans foreclosed during
The period to loans serviced (period end)(1)(2):	0.1%	0.2%	0.1%
Number of loans foreclosed during the period	42	61	68
Principal amount of foreclosed loans during the period	$2,351	$4,659	$3,585
Number of loans liquidated during the period	69	125	163
Net losses on liquidations during the period from(3):
Loans held for investment	$—	$—	$—
Loans serviced on an interim basis	963	878	1,224
Loans in off-balance sheet securitization trusts serviced:
In-house	1,141	2,253	5,554
By others	—	1,387	—
Percentage of annualized losses to servicing portfolio(1)(2)	0.3%	0.6%	0.5%
Servicing portfolio at period end	$3,710,000	$2,395,000	$2,844,000

(1)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by us.
(2)	The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by us and any subservicer during the related periods indicated.
(3)	Represents losses, net of gains, on properties sold through foreclosure or other default management activities during the periods indicated.

Because foreclosures and losses typically occur months or years after a loan is originated, data relating to delinquencies, foreclosures and losses as a percentage of the current portfolio can understate the risk of future delinquencies, losses or foreclosures.

Liquidity and Capital Resources

Our operations require access to short-term and long-term sources of cash.

Our primary sources of liquidity are expected to be:

•	fundings under revolving warehouse and repurchase facilities;

•	fundings from financings on loans held for investment;

•	our current equity capital;

•	the proceeds from the sale of mortgage loans;

•	the proceeds from monetization of the overcollateralization in our off-balance sheet securitization trusts; and

•	the proceeds from the issuance of additional debt and equity securities.

Our primary operating cash requirements include:

•	the funding of mortgage loan originations and purchases prior to their securitization and sale;

•	interest and principal payments on financings on loans held for investment;

•	interest and principal payments and liquidity requirements under our revolving warehouse and repurchase facilities, and other borrowings;

•	dividend payments on our common stock;

•	advances in connection with our servicing portfolio;

•	overcollateralization requirements in connection with on-balance sheet securitizations;

•	fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans; and

•	ongoing administrative, operating, and tax expenses.

Warehouse and Repurchase Facilities.    We borrow substantial sums of cash on a regular basis to originate mortgage loans and to hold loans in our REIT portfolio prior to securitization. Therefore, we rely on revolving warehouse and repurchase facilities to finance the origination and holding of mortgage loans prior to securitization or sale. At March 31, 2005, we had total revolving warehouse and repurchase facilities in the amount of $3.0 billion, of which $2.9 billion and $0.1 million were committed and uncommitted, respectively. At March 31, 2005, amounts outstanding under our facilities were $854.4 million leaving us with approximately $2.1 billion of available borrowing capacity under the facilities. Of the $3.0 billion of revolving warehouse and repurchase facilities available at March 31, 2005, $700.0 million, $300.0 million, $500.0 million, $500.0 million, $700.0 million and $300.0 million mature on August 4, 2005, September 30, 2005, October 20, 2006, January 17, 2006, February 4, 2006 and March 24, 2006, respectively. While no assurance can be made, we expect to renew these warehouse facilities on the same or similar terms at or prior to their maturity.

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

During the three months ended March 31, 2005 and 2004, we sold $320.6 million and $1.8 billion of mortgage loans in whole loan sales for cash to the secondary market. The $1.4 billion decline in whole loan sales during the three months ended March 31, 2005 from whole loan sales during the comparable three month period a year ago is due to our retaining a significant portion of our mortgage loan production to build our portfolio of loans held for investment.

Monetization of Overcollateralization in Our Portfolio of Mortgage Loans in Securitization Trusts.    We had retained residual interests in five securitizations trusts which had overcollateralization balances of $24.4 million at March 31, 2005. Of these five securitization trusts, four trusts with overcollateralization of $11.1 million, were callable at March 31, 2005 by us in our capacity as servicer of the mortgage loans underlying the securitization trusts. When we call the securitization trusts, we receive a majority of the overcollateralization balance from the called trusts in a combination of mortgage loans in the trust and in cash. On February 15, 2005, we called two of the six off-balance sheet securitization trusts that were callable and which had $103.5 million of unpaid principal of mortgage loans and $24.8 million of overcollateralization. We currently anticipate calling the four trusts that were callable at March 31, 2005 during calendar 2005, and calling the remaining securitization trust during calendar 2005 when it becomes callable.

For our existing securitizations, overcollateralization requirements for certain pools increase up to approximately twice the level otherwise required when the delinquency rates or realized losses for those pools exceed the specified limit. At March 31, 2005, an additional $10.7 million of overcollateralization was required to be maintained because the level of delinquency rates and realized losses of mortgage loans was in excess of specified delinquency rates and realized losses in certain off-balance sheet securitization trusts. At March 31, 2005, we were required to maintain overcollateralization amounts of $21.5 million in such off-balance sheet securitization trusts, which included the $10.7 million. In our securitizations structured as a real estate mortgage investment conduit, or REMIC, the recognition of non-cash gain on sale has a negative impact on our cash flow since we are required to pay federal and state taxes on a portion of these amounts in the period recognized although we do not receive the cash representing the gain until later periods as the cash flows are received and applicable reserve or overcollateralization requirements are met.

Other sources of cash previously used to fund our operations included the monetization of residual interests and servicing advances and debt and equity securities.

Monetization of Residual Interests and Servicing Advances.    As previously reported, on June 30, 2003, we borrowed $74.1 million through Aames Financial’s residual financing facility of which $49.2 million was secured by all of our residual interests. We pledged certain of our existing servicing advances to collateralize $24.9 million of Aames Financial’s residual financing facility. On March 15, 2005, the Financing Facility was fully repaid and the previously secured positions in our residual interests and servicing advances were released by the lender.

Cash Flow.    The following summarizes our material cash flow activities during the three months ended March 31, 2005 and 2004.

Our principal operating activities which effect our net cash provided by or used in such activities in any period are (i) the increase or decrease in loan production which causes an increase in the use of cash and a decrease in the use of cash, respectively; and, (ii) the increase or decrease in the level of loan sales which causes an increase or decrease in cash provided, respectively.

During the three months ended March 31, 2005, our net cash provided by operating activities was $101.2 million, an increase of $184.2 million, over the $82.9 million of net cash used in operating activities during the three months ended March 31, 2004. The increase in net cash provided by operating activities was due primarily to a $504.6 million decrease in cash used in the origination of mortgage loans held for sale during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in net cash provided by operating activities was partially offset by a $296.9 million decrease in cash provided by the sale of mortgage loans during the three months ended March 31, 2005 from such cash flows during the three months ended March 31, 2004. To a lesser extent, the increase in net cash provided by operating activities during the three months ended March 31, 2005 over net cash used in operating activities during the comparable three months ended March 31, 2004 was negatively impacted by a $1.9 million change in other assets and liabilities coupled with a decline in net income.

During the three months ended March 31, 2005, our net cash used in investing activities increased $1.1 billion over such cash used during the comparable three month period during 2004 and was attributable to our strategy of building a REIT portfolio of loans held for investment. As we continue to build a REIT portfolio of loans held for investment, we will continue to use cash in that investing activity. Once the REIT portfolio of loans held for investment is stabilized at a level we deem appropriate, cash used in this investing activity will decline. Cash used in investing activities related to purchases of equipment and improvements is not expected to vary materially from historical trends.

The primary financing activity affecting net cash provided by or used in our financing activities are increases and decreases in the level of financings of loans held for investment and in the level of borrowings under our revolving warehouse and repurchase agreements. In addition, financing activities also include capital related cash flows. During the three months ended March 31, 2005, our net cash provided by financing activities was $1.1 billion, an increase of $1.0 billion, over the $0.1 million of net cash provided by financing activities during the three months ended March 31, 2004. The increase in net cash provided by financing activities during the three months ended March 31, 2005 over net cash provided by financing activities during the comparable three month period in 2004 was primarily attributable to the $1.1 billion increase in financing on loans held for investment, partially offset by increases in net cash used in financing activities of $51.4 million and $3.2 million related to redemptions in revolving warehouse and repurchase facilities and in borrowings, respectively, during the three months ended March 31, 2005 over the same period a year ago.

As a financial institution, our lending and borrowing functions are integral parts of our business. When evaluating sources and uses of cash, we consider cash used to increase our assets and borrowings used to finance those assets, separately from our operating cash flows. Our most significant use of cash is for the acquisition of loans held for sale which are funded primarily through borrowings under our revolving warehouse and repurchase facilities. In accordance with U.S. GAAP, purchases of loans held for sale, net of sales of such loans, are required to be included in our consolidated statements of cash flows as a component of net cash provided by or used in operating activities. Borrowings used to fund such loans, or repayment of such borrowings, are required to be included in the consolidated statements of cash flows as a component of net cash provided by or used in financing activities. The amount of net purchases of loans held for sale included as a component of net cash provided by operating activities was $101.5 million during the three months ended March 31, 2005. The amount of net purchases of loans held for sale included in net cash used in operating activities was $106.2 million during the three months ended March 31, 2004. Excluding the purchase and sale activity for loans held for sale, we provided $0.3 million of cash in our operating activities during the three months ended March 31, 2005 and, excluding such activity, our operating activities provided $23.4 million of cash during the three months ended March 31, 2004.

At March 31, 2005, we had net operating liquidity of $161.5 million, which consisted of $98.9 million of unrestricted cash and cash equivalents, plus approximately $62.6 million of cash that could be immediately raised through the pledging of unencumbered and eligible loans held for sale as collateral pursuant to committed revolving warehouse and repurchase facilities. We currently believe that our net operating liquidity level is sufficient to satisfy our operating requirements and to meet our obligations in a timely and cost-efficient manner.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of March 31, 2005 (in millions):

	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Financing on loans held for investment	$2,261.7	$555.2	$1,313.2	$142.8	$250.5
Revolving warehouse and repurchase agreements	854.4	854.4	—	—	—
Operating leases, net	47.3	7.8	19.8	12.0	7.7
Purchase and other obligations	0.2	0.2	—	—	—

Total	$3,163.6	$1,417.6	$1,333.0	$154.8	$258.2

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

Off-Balance Sheet Arrangements

We are a party to various transactions that have off-balance sheet components. In connection with loan sales that were treated as off-balance sheet securitization transactions, there were $106.5 million in loans owned by off-balance sheet trusts as of March 31, 2005. The trusts have issued securities or bonds secured by these loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts generally have no recourse to us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties.

Risk Management

At March 31, 2005, we had notional amounts of $4.2 billion of interest rate cap agreements in place to hedge interest rate risk exposure to our portfolio of mortgage loans held for investment and related financings. Interest expense during the three months ended March 31, 2005 includes a $9.5 million credit related to the mark-to-market of these interest rate cap agreements. Also, included in interest income during the three months ended March 31, 2005 was $2.6 million of income related to remittances to us from counterparties on in-the-money interest rate cap agreements used to hedge interest rate exposure on our portfolio of loans held for investment and related financings. At and during the three months ended March 31, 2004, we did not have any hedge instruments in place.

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

Rate Sensitive Assets

Residual Interests.    We had residual interests of $18.8 million at March 31, 2005 and $39.1 million at December 31, 2004. These instruments were recorded at estimated fair value at March 31, 2005. We valued these assets based on the present value of future revenue streams, net of expenses, using various assumptions. The weighted average discount rate used to calculate the present value of the residual interests was 13.7% at both March 31, 2005 and December 31, 2004. The weighted average life of the mortgage loans used for valuation at March 31, 2005 and December 31, 2004 was 2.2 years and 2.0 years.

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

Warehousing Exposure.    We utilize warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to securitization. At March 31, 2005 and December 31, 2004, we had total revolving warehouse and repurchase facilities available in the amount of $3.0 billion and $2.6 billion, respectively. At March 31, 2005 and December 31, 2004, amounts committed under such facilities were $2.9 billion and $2.5 billion, respectively. The total amount outstanding related to these facilities was $854.4 million and $809.2 million at March 31, 2005 and December 31, 2004, respectively. Drawings available to us under the facilities were $2.1 billion and $1.8 billion at March 31, 2005 and December 31, 2004, respectively. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

The following tables illustrate the timing of the maturities of our interest rate sensitive assets and liabilities at March 31, 2005 and December 31, 2004 (in thousands):

At March 31, 2005:

Description	Zero to six months	Six months to one year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total
Interest-sensitive assets:
Cash and cash equivalents	$128,366	$—	$—	$—	$—	$—	$128,366
Loans receivable held for sale, net	383,478	—	—	—	—	—	383,478
Loans held for investment, net	332,336	379,763	743,067	562,334	369,458	475,449	2,862,407
Interest rate cap contracts	51,970	—	—	—	—	—	51,970

Total interest-sensitive assets	896,150	379,763	743,067	562,334	369,458	475,449	3,426,221
Interest-sensitive liabilities:
Revolving warehouse and repurchase facilities	854,383	—	—	—	—	—	854,383
Financings on loans held for investment	255,267	299,919	592,302	433,949	286,928	393,355	2,261,720

Total interest-sensitive liabilities	1,109,650	299,919	592,302	433,949	286,928	393,355	3,116,103
Excess of interest-sensitive assets over interest-sensitive liabilities	(213,500)	79,844	150,765	128,385	82,530	82,094	310,118

Cumulative net interest-sensitivity gap	$(213,500)	$(133,656)	$17,109	$145,494	$228,024	$310,118	$310,118

At December 31, 2004:

Description	Zero to six months	Six months to one year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total
Interest-sensitive assets:
Cash and cash equivalents	$37,780	$—	$—	$—	$—	$—	$37,780
Loans receivable held for sale, net sale	484,963	—	—	—	—	—	484,963
Loans held for investment, net	150,567	223,516	608,267	341,716	138,475	262,505	1,725,046
Interest rate cap contracts	31,947	—	—	—	—	—	31,947

Total interest-sensitive assets	705,257	223,516	608,267	341,716	138,475	262,505	2,279,736
Interest-sensitive liabilities:
Financing facility	7,680	—	—	—	—	—	7,680
Revolving warehouse and repurchase facilities	809,213	—	—	—	—	—	809,213
Financings on loans held for investment	104,942	155,785	423,947	225,845	78,897	170,320	1,159,736

Total interest-sensitive liabilities	921,835	155,785	423,947	225,845	78,897	170,320	1,976,629
Excess of interest-sensitive assets over interest-sensitive liabilities	(216,578)	67,731	184,320	115,871	59,578	92,185	303,107

Cumulative net interest- sensitivity gap	$(216,578)	$(148,847)	$35,473	$151,344	$210,922	$303,107	$303,107

Item 4.    Controls and Procedures.    At the end of the period covered by this report on Form 10-Q, Aames Investment carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Aames Investment’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Aames Investment’s disclosure controls and procedures are effective in timely alerting them to material information relating to Aames Investment (including its consolidated subsidiaries) required to be included in reports it files with the SEC pursuant to the Securities Exchange Act of 1934. Subsequent to the date of that evaluation, there have been no significant changes in Aames Investment’s internal controls or in other factors that could significantly affect the internal controls.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Certain of our subsidiaries are defendants in Potteiger et. al. v. Aames Funding Corporation and Aames Financial Corporation, a collective action filed on approximately February 4, 2004 in the U.S. District Court of Minnesota, case 04-CV-65. Plaintiff, a former loan officer of ours, filed this action on behalf of himself and current and former loan officers employed by us, and seeks damages consisting of alleged unpaid overtime, statutory liquidated damages and attorneys’ fees and costs. Plaintiff alleges that during his employment, he and other loan officers worked in excess of 40 hours per week and that we willfully failed to pay overtime in violation of the Federal Fair Labor Standards Act. We filed an answer denying the claims and asserting various affirmative defenses. Initial discovery was recently completed and the matter is set for mediation in June 2005.

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

In September 2004, we received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to our business and lending practices in Iowa. We have cooperated and intend to continue to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, we cannot predict the outcome of the investigation and its effect, if any on our business in Iowa, which approximated 0.02% and 0.2% of total mortgage loan production during the three months ended March 31, 2004 and the six months ended December 31, 2004.

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

Item 2.	Changes in Securities and Use of Proceeds—None

Item 3.	Defaults upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders—None

Item 5.	Other Information—None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1	Form of Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the registration statement on Form S-11 (333-113890) filed with the SEC on September 7, 2004 (“Amendment No. 3 to S-11”)).

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Aames Investment Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the registration statement on Form S-11 (333-113890) filed with the SEC on July 22, 2004 (“Amendment No. 2 to S-11”)).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to S-11).

10.1	Amended and Restated Aames Investment Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the 2004 10-K).

10.2	Registration Rights and Governance Agreement dated November 1, 2004 among Specialty Finance Partners, Capital Z Management LLC and Aames Investment (incorporated by reference to Exhibit 10.2 to the 2004 10-K).

10.3	Employment Agreement dated November 3, 2004 among Aames Investment Corporation, Aames Financial Corporation and A. Jay Meyerson (incorporated by reference to Exhibit 10.3 to the 2004 10-K).*

10.4	Form of Aames Investment Corporation Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.4 to the 2004 10-K).*

10.5(a)	Master Repurchase Agreement dated as of August 5, 2004 among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation, and Aames Funding Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 8 to the registration statement on Form S-11 (333-113890) filed with the SEC on October 27, 2004).

10.5(b)	Amendment No. 1 dated March 18, 2005 to Master Repurchase Agreement dated August 5, 2004 among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation, and Aames Funding Corporation (incorporated by reference to Exhibit 10.5(b) to the 2004 10-K).

10.6	Stock Purchase Agreement dated November 1, 2004 by and among Aames Investment Corporation, Friedman, Billings, Ramsey Group, Inc., Aames Financial Corporation, Aames TRS, Inc. and Aames Newco, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 10 to the registration statement on Form S-11 333-113890 filed with the SEC on October 29, 2004).

10.7	Registration Rights Agreement dated November 1, 2004 by and between Aames Investment Corporation, Inc. and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.7 to the 2004 10-K).

10.8(a)	Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(a) to the Aames Investment Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “September 2004 10-Q”)).

10.8(b)	Amendment No. 1 dated as of October 28, 2004 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(b) to the September 2004 10-Q).

10.8(c)	Amendment No. 3 dated as of January 7, 2005 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(c) to the 2004 10-K).

10.8(d)	Amendment No. 4 dated as of March 14, 2005 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(d) to the 2004 10-K).

Exhibit No.	Description

10.9(a)	Master Loan and Security Agreement dated as of July 22, 2003 between Aames Capital Corporation and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.36(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2003).

10.9(b)	Amendment No. 3 dated as of December 16, 2003 to the Citigroup Loan and Security Agreement (incorporated by reference to Exhibit 10.36(d) to the Aames Financial Corporation Form 10-Q for the quarter ended December 31, 2003).

10.9(c)	Amendment No. 4 dated as of April 30, 2004 to the Citigroup Loan and Security Agreement (incorporated by reference to Exhibit 10.20(f) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2004).

10.9(d)	Amendment No. 5 dated as of September 30, 2004 to the Citigroup Loan and Security Agreement (incorporated by reference to Exhibit 10.9(f) to the September 2004 10-Q).

10.9(e)	Amendment No. 6 dated as of October 26, 2004 to the Citigroup Loan and Security Agreement (incorporated by reference to Exhibit 10.9(g) to the September 2004 10-Q).

10.9(f)	Amendment No. 7 dated as of October 31, 2004 to the Citigroup Loan and Security Agreement (incorporated by reference to Exhibit 10.9(f) to the 2004 10-K).

10.10	Warehouse Loan and Security Agreement dated as of February 10, 2000 as Amended and Restated to and including February 4, 2005 among Aames Investment Corporation, Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.10 to the 2004 10-K).

10.11	Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans dated as of January 18, 2005 between Lehman Brothers Bank, FSB, Aames Capital Corporation and Aames Investment Corporation (incorporated by reference to Exhibit 10.11 to the 2004 10-K).

10.12(a)	Revolving Credit and Security Agreement dates as of July 1, 2003 among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.35(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2003).

10.12(b)	Amendment No. 3 to Revolving Credit and Security Agreement dated as of November 4, 2004 among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.12(b) to the 2004 10-K).

10.12(c)	Commitment Letter dated December 1, 2003 for the Revolving Credit and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.35(d) to the Aames Financial Corporation Form 10-Q for the quarter ended December 31, 2003).

10.12(d)	Amendment No. 3 to the Countrywide Commitment Letter dated as of July 30, 2004 (incorporated by reference to Exhibit 10.18(f) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2004).

10.12(e)	Amendment No. 4 to Revolving Credit and Security Agreement dated as of March 25, 2005 among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending.

10.13	Office Lease dated as of September 15, 1998, between Colonnade Wilshire Corp. and Aames Financial Corporation for the premises located at 3731 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Exhibit 10.12 to the Aames Financial Corporation Form 10-K for the year ended June 30, 1999).

10.14(a)	Office Building Lease dated as of August 7, 1996 between Aames Financial Corporation and California Plaza IIA, LLC for the premises located at 350 S. Grand Avenue, Los Angeles, California (incorporated by reference to Exhibit 10.13(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 1997).

Exhibit No.	Description

10.15	Office Building Lease dated as of September 13, 2002 between Aames Financial Corporation and Jamboree LLC for the premises located at 3347 and 3351 Michelson Drive, Irvine, California (incorporated by reference to Exhibit 10.18 to the Aames Financial Corporation Form 10-K for the fiscal year ended June 30, 2002.).

10.16	Director Compensation Plan Summary (incorporated by reference to Exhibit 99.1 to the Aames Investment Corporation Current Report on Form 8-K/A dated March 23, 2005 filed with the SEC on March 31, 2005).*

10.17	2005 Executive Management Incentive Compensation Plan Summary (incorporated by reference to the Exhibit 10.17 to the 2004 10-K).*

11.1	Computation of Basic and Diluted Net Income per Common Share.

31.1	Certification of A. Jay Meyerson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald J. Nicolas, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES INVESTMENT CORPORATION

Dated: May 13, 2005	By:	/S/ JON D. VAN DEUREN
Jon D. Van Deuren Executive Vice President—Finance and Chief Financial Officer