Form 10-Q
period 2005-06-30
AAMES INVESTMENT CORP
filed 2005-08-15
CIK 1282552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At August 8, 2005 Registrant had 61,648,304 shares of common stock outstanding.

Item 1.	Financial Statements

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Unrestricted	$63,697	$31,641
Restricted	59,455	6,139
Loans held for sale, at lower of cost or market	380,491	484,963
Loans held for investment, net	3,873,873	1,725,046
Advances and other receivables, net	23,802	22,740
Residual interests, at estimated fair value	—	39,082
Deferred income taxes	28,401	28,401
Equipment and improvements, net	9,125	8,840
Prepaid and other	29,133	22,076
Derivative instruments, at estimated fair value	49,183	31,947

Total assets	$4,517,160	$2,400,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Financings on loans held for investment	$3,162,354	$1,157,470
Revolving warehouse and repurchase facilities	967,798	809,213
Borrowings	—	7,680
Accounts payable and accrued expenses	70,343	63,242
Accrued dividends	—	3,780
Income taxes payable	775	1,864

Total liabilities	4,201,270	2,043,249

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01 per share; 160,000,000 shares authorized; none outstanding	—	—
Common Stock, par value $.01 per share; 500,000,000 shares authorized; 61,645,141 shares and 61,360,271 shares outstanding	616	614
Additional paid-in capital	654,191	655,437
Retained deficit	(338,917)	(298,425)

Total stockholders’ equity	315,890	357,626

Total liabilities and stockholders' equity	$4,517,160	$2,400,875

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income	$74,943	$19,270	$128,595	$36,947
Interest expense	46,446	7,285	58,362	13,863

Net interest income	28,497	11,985	70,233	23,084
Provision for loan losses	11,865	—	18,365	—

Net interest income after provision for loan losses	16,632	11,985	51,868	23,084
Noninterest income:
Gain on sale of loans	4,666	63,292	10,349	117,891
Loan servicing	1,364	1,497	2,404	3,651

Total noninterest income	6,030	64,789	12,753	121,542

Net interest income and noninterest income	22,662	76,774	64,621	144,626
Noninterest expenses:
Personnel	20,980	32,600	43,327	57,948
Production	8,577	9,005	17,377	19,339
General and administrative	15,015	10,793	25,828	22,167

Total noninterest expenses	44,572	52,398	86,532	99,454

Income (loss) before income taxes	(21,910)	24,376	(21,911)	45,172
Provision for income taxes	665	395	1,430	302

Net income (loss)	$(22,575)	$23,981	$(23,341)	$44,870

Net income (loss) to common stockholders:
Basic	$(22,575)	$21,112	$(23,341)	$39,132

Diluted	$(22,575)	$24,503	$(23,341)	$45,915

Net income (loss) per common share:
Basic	$(0.37)	$2.94	$(0.38)	$5.48

Diluted	$(0.37)	$0.24	$(0.38)	$0.48

Dividends per common share - declared	$0.27	$—	$0.27	$—

Weighted average number of common shares outstanding:
Basic	61,535	7,170	61,478	7,145

Diluted	61,535	104,071	61,478	96,375

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income (loss)	$(23,341)	$44,870
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for losses on loans held for investment	18,365	—
Depreciation and amortization	1,685	2,102
Accretion of residual interests	—	(972)
Deferred income taxes	—	(5,679)
Mark-to-market adjustment to derivative instruments	(1,963)	—
Changes in assets and liabilities:
Loans held for sale originated	(2,958,630)	(3,832,097)
Proceeds from sale of loans held for sale	3,063,102	3,510,800
Decrease (increase) in:
Advances and other receivables, net	(1,062)	3,732
Residual interests	39,082	8,831
Prepaid and other	(7,057)	(2,386)
Derivative instruments	(15,273)	(6,316)
Increase (decrease) in:
Accounts payable and accrued expenses	7,101	19,485
Income taxes payable	(1,089)	1,807

Net cash provided by (used in) operating activities	120,920	(255,823)

Investing activities:
Increase in loans held for investment	(2,167,192)	—
Purchases of equipment and improvements	(1,970)	(1,747)

Net cash used in investment activities	(2,169,162)	(1,747)

Financing activities:
Reduction in borrowings	(7,680)	(8,934)
Conversion of restricted stock units	(1,215)	—
Payment of common stock dividends	(20,932)	—
Payment of preferred stock dividends	—	(5,738)
Financing on loans held for investment	2,004,884	—
Net proceeds from revolving warehouse and repurchase facilities	158,585	283,382
Proceeds from exercise of common stock options	—	116
Payment of expenses related to equity issuance	(28)	—
Net cash provided by financing activities	2,133,614	268,826

Net increase in cash and cash equivalents	85,372	11,256
Cash and cash equivalents at beginning of period	37,780	11,611

Cash and cash equivalents at end of period	$123,152	$22,867

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	General and Basis of Presentation

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

On November 9, 2004, Aames Investment completed its reorganization with Aames Financial Corporation, formerly Aames Investment’s parent company, and with two of Aames Investment’s wholly owned subsidiaries, each of which was created for the interim purpose of effecting the reorganization. As a result of the reorganization, the corporate successor of Aames Financial became a wholly owned subsidiary of Aames Investment, and changed its name to “Aames Financial Corporation.” The reorganization transaction was accounted for as a recapitalization-restructuring of entities under common control with no change in accounting basis. The common shares of Aames Financial and the Series B, C and D Convertible Preferred Stock were exchanged in connection with the reorganization.

At June 30, 2005, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, “Capital Z”) and others affiliated with Capital Z together owned approximately 14.1 million shares, or approximately 23% of the Company’s common shares outstanding. Representatives of Capital Z currently have two seats on the Company’s seven member Board of Directors.

Aames Investment expects to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes when it files its December 31, 2004 tax return which is currently on extension. On a consolidated basis, Aames Financial and subsidiaries is the taxable REIT subsidiary of Aames Investment.

Aames Investment’s strategy is to use its equity capital and funds borrowed under revolving warehouse and repurchase facilities to finance mortgage loan originations, and to use those financing sources together with on-balance sheet securitizations to finance its REIT portfolio of mortgage loans. Aames Financial is a 50 year old mortgage banking company focused primarily on originating, selling and servicing mortgage loans through both wholesale and retail channels under the name “Aames Home Loan.” Aames Investment will retain in its REIT portfolio a portion of these loans, largely hybrid/adjustable rate mortgage loans, which accounted for 77.8% of total mortgage loan production during the six months ended June 30, 2005. Aames Investment will sell the remainder, including a majority of the fixed-rate mortgage loans originated, on a whole loan servicing-released basis to third parties.

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

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full calendar year.

Note 2.	Cash and Cash Equivalents

At June 30, 2005 and December 31, 2004, the Company had corporate cash and cash equivalents available of $123.2 million and $37.8 million, of which $59.5 million and $6.1 million were restricted, respectively. At June 30, 2005 and December 31, 2004, the Company had $85.4 million and $7.0 million of overnight investments, respectively.

The Company services mortgage loans in its portfolio of loans held for investment for others on a long-term basis and services mortgage loans on an interim basis, which consist of loans held for sale and loans subserviced for others. Until June 15, 2005, when the remaining securitization trusts were called, it serviced mortgage loans in its securitization trusts. In such capacity, certain funds are collected from borrowers and placed in segregated trust accounts which totaled $33.4 million and $29.4 million at June 30, 2005 and December 31, 2004, respectively. These accounts and corresponding liabilities are not included in the accompanying consolidated balance sheets.

Note 3.	Loans Held for Investment, Net

The following table summarizes loans held for investment, net, at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Loans held for investment:
Securitized	$3,195,144	$1,187,435
Not yet securitized	686,493	531,261

	3,881,637	1,718,696
Add: Net deferred loan fees and costs	12,501	8,250
Less: Allowance for credit losses	(20,265)	(1,900)

	$3,873,873	$1,725,046

Activity in the allowance for loan losses during the periods presented was as follows:

	June 30, 2005	December 31, 2004
Balance, beginning of period	$1,900	$—
Provision	18,365	1,900
Charge-offs	—	—
Recoveries	—	—
Net charge-offs	—	—

	$20,265	$1,900

Note 4.	Basic and Diluted Net (Loss) Per Common Share

The following table sets forth information regarding basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic net income (loss) per common share:
Net income (loss)	$(22,575)	$23,981	$(23,341)	$44,870
Less: Accrued dividends on Series B, C and D Convertible Preferred Stock	—	(2,869)	—	(5,738)

Basic net income (loss) to common stockholders	$(22,575)	$21,112	$(23,341)	$39,132

Basic weighted average number of common shares outstanding	61,535	7,170	61,478	7,145

Basic net income (loss) per common shares	$(0.37)	$2.94	$(0.38)	$5.48

Diluted net income (loss) per common share:
Basic net income (loss) to common stockholders	$(22,575)	$21,112	$(23,341)	$39,132
Plus: Accrued dividends on Series B, C and D Convertible Preferred Stock	—	2,869	—	5,738
Interest on 5.5% Convertible Subordinated Debentures	—	522	—	1,045

Diluted net income (loss) to common stockholders	$(22,575)	$24,503	$(23,341)	$45,915

Basic weighted average number of common shares outstanding	61,535	7,170	61,478	7,145
Plus incremental shares from assumed conversions of:
Series B, C and D Convertible Preferred Stock	—	85,055	—	85,061
5.5% Convertible Subordinated Debentures	—	824	—	824
Incremental shares from assumed exercise of:
Warrants	—	3,522	—	1,222
Common stock options	—	7,500	—	2,123

Diluted weighted average number of common shares outstanding	61,535	104,071	61,478	96,375

Diluted net income (loss) per common share	$(0.37)	$0.24	$(0.38)	$0.48

Note 5.	Pro Forma Stock Based Compensation

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

Information concerning restricted stock units and awards outstanding at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
Restricted stock units	805,919	1,232,520

Restricted stock awards	814,575	800,000

At June 30, 2005, none of the restricted stock awards had vested.

During the six months ended June 30, 2005, activity in restricted stock units and awards were as follows:

Number
Restricted Stock Units:

Balance, December 31, 2004	1,232,520
Granted	—
Cancelled	(141,731)
Converted	(284,870)

Balance, June 30, 2005	805,919

Number
Restricted Stock Awards:

Balance, December 31, 2004	800,000
Granted	129,160
Expired	(114,585)
Vested	—

Balance, June 30, 2005	814,575

As permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB No. 123”), the Company recognized compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We do not expect that Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” will materially impact our financial statements upon adoption in 2006. Had compensation been recorded in accordance with FASB No. 123, the Company’s net income (loss) and net income (loss) per common share data would have reflected the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	N/A	$23,981	N/A	$44,870
Pro forma	N/A	23,282	N/A	43,687

Basic income (loss) to common stockholders:
As reported	N/A	$21,112	N/A	$39,132
Pro forma	N/A	20,413	N/A	37,949

Diluted income (loss) to common stockholders:
As reported	N/A	$24,503	N/A	$45,915
Pro forma	N/A	23,804	N/A	44,732

Basic income (loss) per common share:
As reported	N/A	$2.94	N/A	$5.48
Pro forma	N/A	2.85	N/A	5.31

Diluted (loss) per common share:
As reported	N/A	$0.24	N/A	$0.48
Pro forma	N/A	0.23	N/A	0.46

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(unaudited)		(unaudited)
Dividend Yield	N/A	0.00%	N/A	0.00%

Expected Volatility	N/A	103.00%	N/A	103.00%

Risk-free interest rate	N/A	3.00%	N/A	3.00%

Expected life of option	N/A	4.5 years	N/A	4.5 years

The proforma stock based compensation cost, net of tax effects, was $0.7 million and $1.2 million during the three and six months ended June 30, 2004, respectively.

Note 6.	Income Taxes

Aames Investment will elect to be treated as a real estate investment trust, or REIT, for U.S. federal tax purposes when it files its December 31, 2004 tax return which is currently on extension. As a REIT, Aames Investment Corporation is not subject to federal income taxes at the parent company level to the extent that it distributes its taxable income to its stockholders and complies with certain other requirements. Other requirements include distribution of at least 90% of the REIT’s taxable income, and meeting certain percentage requirements for assets and income that effectively serve to focus the REIT’s investments into mortgage loans secured by real estate, including mortgage-backed securities and other qualifying investments. Holdings of non-real estate and portfolio investments is limited, including that no more than 20% of the value of Aames Investment’s total assets may consist of securities of one or more taxable REIT subsidiaries, as discussed below. Aames Investment intends to distribute 100% of its REIT taxable income; therefore, no provision for income taxes has been made.

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

During the three months ended June 30, 2005 and 2004, the Company recorded an income tax provision of $0.7 million and $0.4 million, respectively. The Company’s $0.7 million tax provision for the three months ended June 30, 2005 differed from an expected federal benefit of $7.7 million calculated at the marginal federal tax rate of 35.0% due to the $0.5 million benefit related to the non-taxability of the REIT earnings less the $9.5 million expense resulting from the increase in the tax valuation allowance, partially offset by the $0.7 million state tax benefit. The Company’s $0.4 million tax provision for the three months ended June 30, 2004 differed from an expected federal tax expense of $8.5 million calculated at the federal marginal rate of 35.0% due to the $8.5 million decrease in valuation allowance, partially offset by a $0.4 million state tax provision.

During the six months ended June 30, 2005 and 2004, the Company recorded an income tax provision of $1.4 million and $0.3 million, respectively. The Company’s $1.4 million tax provision for the six months ended June 30, 2005 differed from an expected federal benefit of $7.7 million calculated at the marginal federal tax rate of 35.0% due to the $8.9 million benefit related to the non-taxability of the REIT earnings less the $19.4 million expense resulting from the increase in the tax valuation allowance, partially offset by the $1.4 million state tax benefit. The Company’s $0.3 million tax provision for the six months ended June 30, 2004 differed from an expected federal tax expense of $15.8 million calculated at the federal marginal rate of 35.0% due to the $18.7 million decrease in valuation allowance, offset partially by a $3.2 million state tax provision.

At June 30, 2005, the Company had recognized $28.4 million of deferred tax assets based upon its determination that it is more likely than not that it will realize such assets in future periods.

The following table reconciles pretax accounting income of the parent company, Aames Investment, as determined for financial statement purposes to estimated taxable income for the three and six months ended June 30, 2005 (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Pretax accounting income	$1,464	$25,392
Add (subtract):
Tax basis adjustments, net	18,325	11,438

Estimated taxable income	$19,789	$36,830

As previously announced, on July 19, 2005, the Company declared a cash dividend of $0.34 per common share for the quarter ended June 30, 2005, which was paid on August 8, 2005, to stockholders of record as of July 28, 2005.

Note 7.	Reclassifications

Certain amounts related to March 31, 2005 and June 30, 2004 have been reclassified to conform to the June 30, 2005 presentation.

Note 8.	Commitments and Contingencies

Certain of the Company’s subsidiaries were defendants in Potteiger et. al. v. Aames Funding Corporation and Aames Financial Corporation, a collective action filed in February 2004 in the U.S. District Court of Minnesota. Plaintiff, a former loan officer of the Company, filed this action on behalf of himself and current and former loan officers employed by the Company, and sought damages consisting of alleged unpaid overtime, statutory liquidated damages and attorneys’ fees and costs. As previously reported, the Company agreed to a mediated settlement of this case.

On April 27, 2004, Aames Financial received a civil investigative demand from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to Aames Financial’s business and lending practices. The demand was issued pursuant to an April 8, 2004 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders and loan brokers to determine whether there have been violations of certain consumer protection laws. The Company has cooperated and intends to continue to cooperate fully with the FTC in this investigation. Because the investigation is at an early stage, the Company cannot predict the outcome of the investigation and its effect, if any, on the Company’s business.

On September 7, 2004, Aames Financial received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to its business and lending practices in Iowa. Aames Financial has cooperated and intends to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, Aames Financial cannot predict the outcome of the investigation and its effect, if any on its business in Iowa, which approximated 0.01% and 0.3% of total mortgage loan production during the six months ended June 30, 2005 and 2004.

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

Note 9. Parent Company Information

The condensed balance sheet of Aames Investment Corporation (parent company only, prior to intercompany elimination entries) at June 30, 2005 and the related condensed statement of operations for the three and six months then ended follows (in thousands):

Balance Sheet
At June 30, 2005
Assets
Cash and cash equivalents:
Nonrestricted	$49,200
Restricted	59,455
Loans held for investment, net:
Securitized	3,195,144
Not yet securitized	686,493
Net deferred loan origination fees and costs	12,501
Deferred loan acquisition premium	45,025
Allowance for credit losses	(20,265)

Loans held for investment, net	3,918,898

Investment in subsidiaries	116,092
Accrued interest receivable and other assets	43,473
Derivatives, at estimated fair value	49,183

$4,236,301

Liabilities and stockholders’ equity
Financings on loans held for investment	$3,162,354
Revolving warehouse and repurchase facilities	684,218
Other liabilities	28,814

3,875,386

Stockholders’ equity	360,915

$4,236,301

Statements of Operations
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Unaudited)
Net interest income	$15,493	$47,956
Provision for credit losses	(11,865)	(18,365)

NII after provision for loan losses	3,628	29,591
Noninterest expense	(2,164)	(4,199)
Equity in undistributed net loss of subsidiary	(10,563)	(32,935)

Net loss	$(9,099)	$(7,543)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

General

Aames Investment, a mortgage real estate investment trust, or REIT, was formed in February 2004 to build and manage a portfolio of high yielding subprime mortgage loans to offer its stockholders the opportunity for attractive dividend yields and earnings growth. In November 2004, we completed an initial public offering, and, concurrently with that offering, reorganization with Aames Financial Corporation, formerly our parent company. As a result of the reorganization, Aames Financial became a wholly owned subsidiary of ours. Aames Financial is a 50 year old mortgage banking company focused primarily on originating, selling and servicing mortgage loans through both wholesale and retail channels under the name “Aames Home Loan.” Our strategy is to use our equity capital and funds borrowed under revolving warehouse and repurchase facilities to finance our mortgage loan originations, and to use those financing sources together with on-balance sheet securitizations to finance our REIT portfolio of mortgage loans. We retain in our REIT portfolio some of our mortgage loan originations, largely hybrid/adjustable rate mortgage loans or ARMs, which accounted for 77.8% of our loan production during the six months ended June 30, 2005. We sell the remainder, including a majority of the fixed-rate mortgage loans that we originate, on a whole loan servicing-released basis to third parties.

We expect to qualify as a REIT for U.S. federal income tax purposes when we file our December 31, 2004 federal income tax return which is currently on extension. Aames Financial is our taxable REIT subsidiary, or TRS. As a REIT, we generally are not subject to U.S. federal income tax on the REIT income that we distribute to our stockholders. We distribute a majority of the earnings from our REIT portfolio of mortgage loans to our stockholders, while growing our equity capital base by retaining a portion of Aames Financial’s earnings. The taxable income generated by Aames Financial is subject to regular corporate income tax. This includes Aames Financial’s net interest income, gain on sale and fee income.

Business Strategy

Our goal is to maximize stockholder value and increase earnings by:

•	Building a portfolio of high yielding subprime mortgage loans and leveraging our equity to increase the size of our REIT portfolio of mortgage loans and our returns while at the same time managing our financing costs and the increased risk of loss associated with our leverage;

•	Continuing to improve our efficiency and loan quality and serving as a highly efficient originator. We intend to accomplish this by increasing the use of technology to streamline further our loan origination and underwriting processes. We intend to rigorously apply and continuously improve our underwriting criteria and processes in order to minimize defaults and losses and by collecting comprehensive performance data on our REIT portfolio of mortgage loans to refine our underwriting guidelines and risk-based pricing;

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

•	Selling a portion of Aames Financial’s mortgage loan production on a whole loan basis into the secondary markets so as to maximize its earnings. We will sell the loans we do not retain for our REIT portfolio to third parties to capture gain on sale income from these loans and grow our equity capital on a consolidated basis.

•	Servicing our loans to enhance the performance of our REIT portfolio of mortgage loans, and growing our servicing operation with our REIT portfolio which will lower our per loan servicing costs through economies of scale.

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

REIT Compliance

We expect to qualify as a REIT, for U.S. federal income tax purposes upon filing our December 31, 2004 tax return which is currently on extension. Aames Financial has continued its operations as our primary mortgage origination and servicing subsidiary. To meet some of the REIT qualification requirements, we conduct our loan sales, as well as other servicing and origination functions, through Aames Financial, our taxable REIT subsidiary. All loans are sourced, underwritten and processed by Aames Financial. We purchase the loans that we anticipate holding on our balance sheet, largely hybrid/adjustable rate loans, and Aames Financial sells the remainder of the loans it originates, including a majority of its fixed-rate mortgage loans, to third parties. We are required to purchase loans from Aames Financial at fair market value and Aames Financial is subject to corporate income tax on any taxable gain it recognizes on the sale.

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

Our principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers’ access to credit. These types of borrowers generally pay higher mortgage loan origination fees and interest rates than those charged by conventional lending sources. We believe these borrowers continue to present an opportunity to earn a return commensurate with the risk assumed. Our residential mortgage loans, which include fixed and hybrid/adjustable rate loans, are generally used by borrowers to consolidate indebtedness, finance other consumer needs, or purchase homes. We believe that while our loan origination volume is affected by general levels of interest rates, because a majority of our loan originations are cash-out refinancings and purchase money loans our loan origination volume is generally less cyclical than conventional mortgage lending which has a higher percentage of rate/term refinance loans.

Mortgage Loan Sales to Third Parties and Off-Balance Sheet Securitizations

Aames Financial will sell whole loans not retained for the REIT portfolio to third parties to capture gain on sale income from these loans and to grow our equity capital base on a consolidated basis. Aames Financial does not currently sell loans in off-balance sheet securitizations; however, after our on-balance sheet portfolio reaches its target level, Aames Financial may sell a portion of its loans in off-balance sheet securitizations depending on market conditions at that time. Aames Financial generally sells these loans within 45 days of funding and services these loans during the period between origination and transfer of servicing to the buyer, which is generally within 90 days after the sale of the loan. Aames Financial generates income primarily from:

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

Mortgage Loan Servicing

Aames Financial services residential mortgage loans for itself and for others, and loan servicing remains an integral part of our business operation. We believe that maintaining contact with our borrowers is critical in managing credit risk and in borrower retention. Subprime borrowers are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address these problems. Borrowers may be more motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about our products to encourage them to refinance with us. Mortgage servicing provides fee income for Aames Financial in the form of normal customer service and processing fees. We recognized $1.4 million and $1.5 million in loan servicing fee income during the three months ended June 30, 2005 and 2004, respectively, and $2.4 million and $3.7 million in loan servicing fee income during the six months ended June 30, 2005 and 2004, respectively.

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

Accounting for Off-Balance Sheet Securitizations

During the three months ended June 30, 2005, we did not dispose of any of our mortgage loans in off-balance sheet securitization transactions. Previously, our retained residual interests related to off-balance sheet securitizations which closed prior to and during the year ended June 30, 2000. We called the five remaining securitization trusts on June 15, 2005. No adjustments to the carrying value of the retained residual interests by calling these securitization trusts was deemed necessary. In addition, during the period of April 1, 2005 through June 15, 2005 and during the three months ended June 30, 2004, the actual performance of our retained residual interests as compared to the key assumptions and estimates used to evaluate their carrying value (i.e., credit losses, rate of prepayment and discount rate) did not result in write-downs.

Performing mortgage loan collateral received in the call was placed into the portfolio of loans held for investment for inclusion in an anticipated securitization currently expected to close during the three months ended September 30, 2005.

Accounting for Income Taxes. We expect to qualify as a real estate investment trust, or REIT, for federal tax purposes when we file our December 31, 2004 tax return which is currently on extension. This means that generally we are not subject to U.S. federal income taxes on the REIT income that we distribute to our stockholders.

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

Results of Operations

The following table sets forth information regarding our results of operations during the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest income	$74,943	$19,270	$128,595	$36,947
Interest expense	46,446	7,285	58,362	13,863

Net interest income	28,497	11,985	70,233	23,084
Provision for loan losses	11,865	—	18,365	—

Net interest income after provision for loan losses	16,632	11,985	51,868	23,084
Noninterest income:
Gain on sale of loans	4,666	63,292	10,349	117,891
Loan servicing	1,364	1,497	2,404	3,651

Total noninterest income	6,030	64,789	12,753	121,542

Net interest income and noninterest income	22,662	76,774	64,621	144,626
Noninterest expense:
Personnel	20,980	32,600	43,327	57,948
Production	8,577	9,005	17,377	19,339
General and administrative	15,015	10,793	25,828	22,167

Total noninterest expense	44,572	52,398	86,532	99,454

Income (loss) before income taxes	(21,910)	24,376	(21,911)	45,172
Provision for income taxes	665	395	1,430	302

Net income (loss)	$(22,575)	$23,981	$(23,341)	$44,870

Interest Income and Interest Expense

Interest income. Interest income includes interest earned on loans held for investment and loans held for sale. To a lesser extent, interest income also includes interest on short-term overnight investments, prepayment fees earned on loans held for investment, interest income on in-the-money interest rate cap agreements, discount accretion income recognized on our residual interests and the amortization of net deferred loan origination fees and costs on mortgage loans held for investment. The following table summarizes the components of interest income during the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest earned on:
Loans held for investment	$59,261	$—	$100,866	$—
Loans held for sale	6,754	19,204	14,620	35,854
Overnight investments	520	—	740	—
Discount accretion on residual interests	—	—	—	972
Amortization of net deferred loan origination costs	(1,142)	—	(1,815)	—
Prepayment fees	4,856	—	6,740	—
Other interest income	4,694	66	7,444	121

	$74,943	$19,270	$128,595	$36,947

During the December 2004 quarter and in connection with our formation as a mortgage REIT, we began to build a portfolio of loans held for investment which, at June 30, 2005, was comprised of mortgage loans with an unpaid principal balance of $3.9 billion. We did not have a portfolio of loans held for investment at June 30, 2004.

Our interest income increased $55.6 million to $74.9 million during the three months ended June 30, 2005 over $19.3 million during the three months ended June 30, 2004. The $55.6 million increase in interest income was due primarily to the $59.3 million of interest income earned on the portfolio of loans held for investment. To a lesser extent, the increase in interest income during the three months ended June 30, 2005 over the comparable three month period a year ago was due to increases of $4.9 million, $4.6 million and $0.5 million of prepayment fees, miscellaneous interest income and interest income earned on overnight investments, respectively. Prepayment fees were earned on early loan pay-offs from loans in our portfolio of mortgage loans held for investment which was not in place during the three months ended June 30, 2004. Substantially all of the $4.7 million of other interest income during the three months ended June 30, 2005 related to remittances to us from counterparties on in-the-money interest rate cap agreements used to hedge interest rate exposure to our REIT portfolio and related financings. Partially offsetting the increase in interest income during the three months ended June 30, 2005 over the comparable three month period a year ago were declines of $12.5 million in interest income on loans held for sale. Interest income earned on loans held for sale declined due to our strategy of building a portfolio of loans held for investment which resulted in our holding a lower average balance of loans held for sale during the three months ended June 30, 2005 when compared to the average balance of loans held for sale outstanding during the three months ended June 30, 2004, partially offset by higher weighted average coupon rates on loans held for sale during the June 2005 quarter when compared to such rates during the June 2004 quarter. These increases were partially offset by an increase of $1.1 million in the amortization of net deferred loan origination costs.

During the six months ended June 30, 2005, our interest income increased $91.6 million to $128.6 million from $36.9 million during the six months ended June 30, 2004. The $91.6 million increase in interest income was due primarily to the $100.9 million of interest income earned on the portfolio of loans held for investment. To a lesser extent, the increase in interest income during the six months ended June 30, 2005 over the comparable six month period a year ago was due to increases of $7.3 million, $6.7 million and $0.7 million of miscellaneous interest income, prepayment fees and interest income and interest earned on overnight investments, respectively. Prepayment fees were earned on early loan pay-offs from loans in our portfolio of mortgage loans held for investment which was not in place during the six months ended June 30, 2004. Substantially all of the $7.4 million of other interest income during the six months ended June 30, 2005 related to remittances to us from counterparties on in-the-money interest rate cap agreements used to hedge interest rate exposure to our REIT portfolio and related financings. Partially offsetting the increase in interest income during the six months ended June 30, 2005 over the comparable six month period a year ago were declines of $21.2 million and $1.0 million in interest income on loans held for sale and discount accretion on our residual interests. Interest income earned on loans held for sale declined due to our strategy of building a portfolio of loans held for investment which resulted in our holding a lower average balance of loans held for sale during the six months ended June 30, 2005 when compared to the average balance of loans held of sale outstanding during the six months ended June 30, 2004, partially offset by higher weighted average coupon rates on loans held for sale during the six months ended June 30, 2005 when compared to such rates during the six months ended June 30, 2004. Discount accretion on our residual interests was discontinued in light of our intention to call the remaining securitization trusts which was consummated during the six months ended June 30, 2005. These increases were partially offset by an increase of $1.8 million in the amortization of net deferred loan origination costs.

Interest expense. Interest expense includes interest borne on the balances outstanding of financings on loans held for investment and revolving warehouse and repurchase facilities and borrowings. Interest expense also includes fair value adjustments to derivative instruments used to hedge interest rate risk on our financings of mortgage loans held for investment, amortization of debt issuance expenses and debt discount on financings on mortgage loans held for investment and the amortization of commitment fees on revolving warehouse and repurchase facilities. The following table summarizes the components of interest expense during the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest expense on:
Financings on loans held for investment	$22,466	$—	$34,636	$—
Revolving warehouse and repurchase facilities	9,860	4,850	17,638	8,977
Borrowings	—	1,039	44	2,124
Other:
Mark to market on interest rate cap agreements designed to hedge interest rate risk on financings of loans held for investment	11,495	—	1,963	—
Amortization of commitment fees, debt issuance and debt discount	2,087	1,272	3,282	2,480
Bank charges and other	538	124	799	282

Total interest expense	$46,446	$7,285	$58,362	$13,863

Interest expense increased $39.1 million to $46.4 million during the three months ended June 30, 2005 over $7.3 million during the three months ended June 30, 2004. The increase in interest expense reported during the three months ended June 30, 2005 from levels reported during the comparable three month period a year ago was primarily due to increases of $22.5 million and $5.0 million in interest expense on financings on loans held for investment and revolving warehouse and repurchase facilities, respectively. At June 30, 2005, the unpaid principal balance of financings on loans held for investment was $3.2 billion. We had no financings on loans held for investment at June 30, 2004. During the three months ended June 30, 2005, average borrowings and interest rates associated with our revolving warehouse and repurchase facilities used to fund loans held for sale and loans held for investment not yet securitized were higher than such average balances and interest rates during the comparable three month period a year ago. Also contributing to the increase in interest expense were increases of $0.8 million and $0.4 million in the amortization of commitment fees, debt issuance and debt discount, and bank charges, respectively, and a $11.5 million charge to interest expense related to the negative mark to fair value at June 30, 2005 of open interest rate cap agreements in place to hedge interest rate risk exposure on our financings on loans held for investment. During the three months ended June 30, 2005, there were no amounts outstanding on non-revolving or non-financing obligations. Therefore, interest expense on borrowings declined by $1.0 million during the three months ended June 30, 2005 from the same three month period a year ago.

During the six months ended June 30, 2005, our interest expense increased $44.5 million over $13.9 million during the six months ended June 30, 2004. The increase in interest expense reported during the six months ended June 30, 2005 from levels reported during the comparable six month period a year ago was primarily due to increases of $34.6 million and $8.7 million in interest expense on financing on loans held for investment and revolving warehouse and repurchase facilities, respectively. During the six months ended June 30, 2005, we continued to fund the securitized portfolio of loans held for investment through financings which were not in place during the comparable six month period a year ago. Accordingly, interest expense on financings on loans held for investment increased during the six months ended June 30, 2005 over a year ago. During the six months ended June 30, 2005, average borrowings and interest rates associated with our revolving warehouse and repurchase facilities to fund our loans held for sale and loans held for investment not yet securitized were higher than such average balances and interest rates during the comparable six month period a year ago. Also contributing to the increase in interest expense were increases of $0.8 million and $0.5 million in the amortization of commitment fees, debt issuance and debt discount, and bank charges, respectively, and a $2.0 million charge to interest expense related to the negative mark to fair value during the six months ended June 30, 2005 of open interest rate cap agreements in place to hedge interest rate risk exposure on our financings on loans held for investment. During the six months ended June 30, 2005, borrowings outstanding were at lower levels than during the comparable six month period a year ago. During the March 2005 quarter, the Aames Financial residual financing facility was fully redeemed. Therefore, interest expense on borrowing declined by $2.1 million during the six months ended June 30, 2005 from the six months ended June 30, 2004.

Interest expense is expected to increase in future periods due to our business strategy of financing our loans held for investment through on-balance sheet securitizations and warehouse and repurchase facilities, our continued reliance on warehouse and repurchase facilities to fund mortgage loan production and expected continued upward pressure on the one-month LIBOR, the index used in our borrowing arrangements, in coming quarters.

Other Income

Gain on Sale of Loans. Gain on sale of loans includes gain from whole loan sale transactions, recognized and deferred loan origination fees and costs, provisions for representation, warranty and other miscellaneous losses, gains and losses on derivative instruments and miscellaneous costs related to loan sale activities. Gain on sale of loans is impacted by the timing and mix of loan origination and sales as, pursuant to FAS 91, net loan origination fees and costs related to mortgage loans originated and held for sale are deferred and recognized in gain on sale of loans at the time the mortgage loans are sold. The components of gain on sale of loans during the three and six months ended June 30, 2005 and 2004 are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gain on loan sales	$7,060	$63,770	$11,643	$135,243
Loan origination fees and costs, net	2,617	7,937	4,714	(411)
Provision for representation, warranty and other losses	(4,016)	(8,129)	(4,801)	(16,521)
Miscellaneous costs	(995)	(286)	(1,207)	(420)

Gain on sale of loans	$4,666	$63,292	$10,349	$117,891

Gain on sale of loans decreased $58.6 million, or 92.6%, to $4.7 million during the three months ended June 30, 2005 from $63.3 million during the comparable three month period a year ago. The $58.6 million decrease was due primarily to a $56.7 million decrease in gain on sale from whole loan sale transactions, a decrease of $5.3 million in net loan origination fees and costs, and a $0.7 million increase in other miscellaneous costs. The decline in gain on sale of loans during the three months ended June 30, 2005 from the three months ended June 30, 2004 was partially offset by a $4.1 million decrease in the provision for representation, warranty and other miscellaneous losses.

The $56.7 million decrease in gain on sale was due primarily to our strategy of retaining the majority of our hybrid/adjustable rate loan production in our REIT portfolio which resulted in a $1.4 billion, or 76.8%, decrease in mortgage loan sales to third parties during the three months ended June 30, 2005 from mortgage loan sales to third parties during the comparable three month period a year ago. Because we sold only fixed rate first-lien loans and second-lien loans to third parties during the June 2005 quarter, gain on sale also declined due to lower gain on sale rates realized on whole loan sales during the three months ended June 30, 2005 compared to such rates during the comparable 2004 period. Due to the change in the mix in the composition of loans originated and sold during the three months ended June 30, 2005 from the same period a year ago, realized net loan origination fees were $2.6 million during the June 2005 quarter compared to realized net loan origination fees of $7.9 million during the three months ended June 30, 2004. Finally, during the three months ended June 30, 2005, we charged $4.0 million to gain on sale of loans for estimated contractual representation and warranty obligations on loans previously sold and for loans held for sale that are delinquent, have collateral deficiencies or have other attributes that affect their sale potential. This $4.1 million decrease from the $8.1 million provided during the three months ended June 30, 2004 was due principally to fewer loans having been sold in whole loan sales during the three months ended June 30, 2005 when compared to the same three month period a year ago.

During the six months ended June 30, 2005, gain on sale of loans decreased $107.5 million, or 91.2%, to $10.3 million from $117.9 million during the six months ended June 30, 2004. The $107.5 million decrease was primarily due to a $123.6 million decrease in gain on sale from whole loan sale transactions, and a $0.7 million increase in other miscellaneous costs partially offset by a decrease of $11.7 million in the provision for representation, warranty and other miscellaneous losses and a $5.1 million increase in loan origination fees and costs.

The $123.6 million decrease in gain on sale was due primarily to our strategy of retaining the majority of our hybrid/adjustable rate loan production in our REIT portfolio which resulted in a $2.8 billion, or 79.3%, decrease in mortgage loan sales to third parties during the comparable six month period a year ago. Because we sold only fixed rate first-lien loans and second-lien loans to third parties during the six months ended June 30, 2005, gain on sale also declined due to lower gain on sale rates realized on whole loan sales during the six months ended June 30, 2005 compared to such rates during the comparable 2004 period. Due to the change in the mix in the composition of loans originated and sold during the six months ended June 30, 2005 from the same six month period a year ago, realized net loan origination fees were $4.7 million during the six months ended June 30, 2005 compared to realized net loan origination costs of $0.4 million during the six months ended June 30, 2004. Finally, during the six months ended June 30, 2005, we charged $4.8 million to gain on sale of loans for estimated contractual representation and warranty obligations on loans previously sold and for loans held for sale that were delinquent, have collateral deficiencies or have other attributes that affect their sale potential. This $11.7 million decrease from the $16.5 million provided during the six months ended June 30, 2004 was due primarily to fewer loans having been sold in whole loan sales during the six months ended June 30, 2005 when compared to the same six month period a year ago.

At June 30, 2005, we did not have derivative instruments in place to hedge our inventory and pipeline of loans held for sale. At June 30, 2004, we had notional amounts of $550.0 million of interest rate cap agreements in place to hedge interest rate risk exposure to our inventory and pipeline of loans held for sale. During the three and six months ended June 30, 2004, there were no material adjustments to mark the interest rate cap agreements to market.

Loan Servicing. Loan servicing revenue consists of prepayment fees on loans in off-balance sheet securitization trusts, late charges and other fees we retain and servicing fees earned on securitized pools, reduced by subservicing costs related to servicing advance arrangements. See “Critical Accounting Policies.” Loan servicing revenue decreased $0.1 million and $1.2 million to $1.4 million and $2.4 million during the three and six months ended June 30, 2005, respectively, from $1.5 million and $3.7 million during the three and six months ended June 30, 2004. The decreases were primarily due to decreases of $0.5 million and $1.5 million in servicing and beneficiary demand fees, respectively, partially offset by increases of $0.4 million and $0.2 million in late and prepayment fees, for the three and six months ended June 30, 2005, respectively.

Total Operating Expenses

General. Total operating expenses decreased $7.8 million and $12.9 million to $44.6 million and $86.5 million during the three and six months ended June 30, 2005, respectively, from $52.4 million and $99.5 million during the three and six months ended June 30, 2004, respectively. The decrease in total operating expenses during the three months ended June 30, 2005 from total operating expenses during the comparable period in 2004 was attributable to decreases of $11.6 million and $0.4 million in personnel and production expense, respectively, partially offset by a $4.2 million increase in general and administrative expenses. The decrease in total operating expenses during the six months ended June 30, 2005 from total operating expenses during the comparable six month period a year ago was attributable to decreases of $14.6 million and $2.0 million in personnel and production expenses, respectively, partially offset by a $3.7 million increase in general and administrative expenses.

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

The following table summarizes the components of personnel expense during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Compensation	$38,162	$42,685	$73,844	$85,914
Net deferred loan origination costs	(19,434)	(12,764)	(36,054)	(34,092)
Medical and other benefits	2,016	2,242	4,727	5,261
Other	236	437	810	865

Total personnel expense	$20,980	$32,600	$43,327	$57,948

Personnel expense decreased $11.6 million during the three months ended June 30, 2005 from personnel expense during the comparable three-month period a year ago. The $11.6 million decrease was comprised of decreases of $4.5 million, $0.2 million and $0.2 million in compensation, medical and other benefits and miscellaneous personnel expense, respectively, coupled with a $6.7 million increase in deferred loan origination costs. The $4.5 million decrease in compensation resulted from a $1.8 million decline in commissions, bonuses and incentives, a $1.7 million decrease in management bonus incentives coupled with a $0.9 million decrease in salary expense due to reduction in headcount. The $1.8 million decrease in commissions, bonuses and incentives during the three months ended June 30, 2005 from those reported during the comparable three month period during 2004 was due to the $368.9 million, or 18.8%, decrease in total loan originations reported during the three months ended June 30, 2005 when compared to the same three month period a year ago. Deferred personnel costs on mortgage loans originated but not yet sold increased $6.7 million during the three months ended June 30, 2005 over those reported a year ago due primarily to the mix in the composition of loans originated and sold during the 2005 period when compared to those originated and sold during the 2004 period. The $0.2 million decrease in health, medical and other benefit costs during the three months ended June 30, 2005 from the amount reported during the comparable period a year ago was attributable to decreased staff levels.

The $14.6 million decrease in personnel expense during the six months ended June 30, 2005 from the same six month period a year ago was comprised of decreases of $12.1 million, and $0.5 million in compensation and medical and other benefits, respectively, coupled with a $2.0 million increase in deferred loan origination costs. The $12.1 million decrease in compensation resulted from a $7.3 million decline in commissions, bonuses and incentives, a $3.7 million decrease in management bonus incentives, a $0.7 million decrease in salary expense, and a $0.4 million decrease in temporary help costs. The $7.3 million decrease in commissions, bonuses and incentives during the six months ended June 30, 2005 from those reported during the comparable six month period a year ago was due to the $873.5 million, or 22.8%, decrease in total loan originations reported during the six months ended June 30, 2005 when compared to the same six month period a year ago. Deferred personnel costs on mortgage loans originated but not yet sold increased $2.0 million during the six months ended June 30, 2005 over those reported during the same period a year ago due primarily to the mix in the composition of loans originated and sold during the 2005 period when compared to those originated and sold during the 2004 period. The $0.5 million decrease in health, medical and other benefit costs during the six months ended June 30, 2005 from the amount reported during the comparable period a year ago was attributable to a decrease in staff levels.

Production. Production expense decreased $0.4 million, or 4.7%, to $8.6 million during the three months ended June 30, 2005 from $9.0 million during the three months ended June 30, 2004. The $0.4 million decrease in production expense was due primarily to a $0.5 million decrease in appraisal costs, a $0.2 million decrease in credit investigation expenses, coupled with a $0.2 million decrease in sales incentives relative to the $368.9 million, or 18.8%, decrease in our loan production volumes during the three months ended June 30, 2005 from production volumes during the three months ended June 30, 2004, partially offset by a $0.5 million increase in advertising expenses.

Production expense when expressed as a percentage of total loan origination volume for the three months ended June 30, 2005 and June 30, 2004 remained constant at 0.5% primarily due to the decrease in loan production expense tracking with the decrease in production volume during the three months ended June 30, 2005 from amounts reported during the three months ended June 30, 2004.

Production expense decreased $2.0 million, or 10.1%, to $17.4 million during the six months ended June 30, 2005 from $19.3 million during the six months ended June 30, 2004. The $2.0 million decrease in production expense was due primarily to a $1.2 million decrease in appraisal costs, a $0.5 million decrease in sales incentives, a $0.2 million decrease in credit investigation expenses, and a $0.2 million decrease in travel and entertainment expenses, partially offset by a $0.1 million increase in advertising costs. The decrease in production costs during the six months ended June 30, 2005 when compared to production costs during the same six month period a year ago, was primarily due to the $873.5 million, or 22.8%, decrease in total loan originations reported during the six months ended June 30, 2005 when compared to the same six month period a year ago.

Production expense when expressed as a percentage of total loan origination volume for the six months ended June 30, 2005 increased to 0.6% from 0.5% during the six months ended June 30, 2004 primarily due to a larger decrease in loan production than in production expense during the six months ended June 30, 2005 from amounts reported during the six months ended June 30, 2004.

General and Administrative. General and administrative expense increased $4.2 million, or 39.1%, to $15.0 million during the three months ended June 30, 2005 from $10.8 million during the three months ended June 30, 2004. The $4.2 million increase in general and administrative expense was due primarily to increases of $3.5 million and $1.0 million in legal and occupancy expenses, respectively. These increases were partially offset by decreases of $0.2 million and $0.1 million in communication and depreciation expense, respectively.

During the three months ended June 30, 2005 and 2004, we paid total rent of $3.4 million and $2.5 million, respectively, and received total sublease payments of $0.4 million during both the three months ended June 30, 2005 and 2004.

General and administrative expense increased $3.7 million, or 16.5%, to $25.8 million during the six months ended June 30, 2005 from $22.2 million during the six months ended June 30, 2004. The $3.7 million increase in general and administrative expenses was due primarily to increases of $3.4 million, $1.3 million and $0.2 million in legal, occupancy and corporate related insurance expenses, respectively, partially offset by decreases of $0.7 million, $0.4 million and $0.1 million in communication, depreciation, and professional expenses, respectively.

During the six months ended June 30, 2005 and 2004, we paid rent of $6.2 million and $4.9 million, respectively, and received total sublease payments of $0.7 million during both the six months ended June 30, 2005 and 2004.

General and administrative expense during the three and six months includes a $3.0 million charge to legal expense and a $0.7 million charge to occupancy expense. During the three months ended June 30, 2005, we agreed to a mediated settlement on a litigation matter. In addition, during the three months ended June 30, 2005, we charged occupancy expense for costs related to branch closures in our retail and wholesale channels that remain subject to operating leases.

Financial Condition

Loans Held for Sale. Our portfolio of loans held for sale decreased to $380.5 million at June 30, 2005 from $485.0 million at December 31, 2004 due primarily to total loan sales and transfers of mortgage loans to loans held for investment exceeding total loan originations during the six months ended June 30, 2005.

Loans Held for Investment, Net. At June 30, 2005, our portfolio of loans held for investment, net was $3.9 billion, an increase of $2.2 billion over the $1.7 billion portfolio of loans held for investment at December 31, 2004. During the six months ended June 30, 2005, we completed $2.4 billion of on-balance sheet securitizations. At June 30, 2005, the portfolio of loans held for investment was comprised of $3.2 billion and $0.7 billion of loans securitized and loans not yet securitized, respectively. In comparison, at December 31, 2004, the $1.7 billion portfolio of loans held for investment was comprised of $1.2 billion and $0.5 billion of securitized loans held for investment and loans held for investment not yet securitized, respectively.

The portfolio of loans held for investment at June 30, 2005 and December 31, 2004 of $3.9 billion and $1.7 billion, respectively, were net of a $20.3 million and $1.9 million allowance for loan losses, respectively. During the six months ended June 30, 2005, we recorded a provision for loan losses of $18.4 million and no loan charge-offs were recorded. We expect net charge-offs on loan liquidations to increase in future periods once our on-balance sheet portfolio of mortgage loans reaches its target level, the loans in the on-balance sheet portfolio become more seasoned, and fewer new loans are added to the on-balance sheet portfolio.

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

Advances and other receivables increased $1.1 million to $23.8 million at June 30, 2005 from $22.7 million at December 31, 2004. The increase was due primarily to increases of $12.6 million and $2.8 million in accrued interest and other receivables, and principal and interest advances, respectively, partially offset by decreases of $13.4 million and $0.9 million in interest and servicing advances and cash due from securitization trusts, respectively.

The $12.6 million increase in accrued interest and other receivables at June 30, 2005 over the balance at December 31, 2004 is due primarily to a $12.4 million increase in accrued interest relative to the increase in the balance of loans held for investment together with a $0.2 million increase in amounts due from counterparties. The $2.8 million increase in principal and interest advances is due to the advances made to bond holders in our on-balance sheet securitizations. The $13.4 million decrease in interest and servicing advances at June 30, 2005 from December 31, 2004 was primarily due to recoveries of prior advances as a result of the call of our off-balance sheet securitizations. The $0.9 million decline in cash due from securitization trusts at June 30, 2005 from December 31, 2004 is due to having no residual balances at June 30, 2005.

Residual Interests. Residual interests were fully realized during the June 2005 quarter, reflecting $39.1 million of cash received from the securitization trusts. Of the $39.1 million of cash received from the securitization trusts during the six months ended June 30, 2005, $22.5 million was received in connection with our calling the remaining five securitization trusts on June 15, 2005.

Equipment and Improvements, Net. Equipment and improvements, net, increased to $9.1 million at June 30, 2005 from $8.8 million at December 31, 2004 reflecting capitalization of new equipment and improvement acquisitions outpacing depreciation and amortization during the six months ended June 30, 2005.

Prepaid and Other Assets. Prepaid assets increased to $29.1 million at June 30, 2005 from $22.1 million at December 31, 2004. The increase was due to increases of $12.2 million and $2.0 million in unamortized debt issuance costs and prepaids, security deposits and other deferred charges, partially offset by decreases of $3.4 million, $2.8 million and $0.9 million in defunded loans, licensing, permit and performance bond deposits and unamortized commitment fees, respectively.

Derivative Financial Instruments. At June 30, 2005, we had notional amounts of $5.9 billion compared to $2.5 billion at December 31, 2004 of interest rate cap agreements in place to hedge rate risk exposure to our portfolio of mortgage loans held for investment and related financings. We carry our derivative financial instruments at estimated fair value which at June 30, 2005 was $49.2 million compared to $31.9 million at December 31, 2004. Included in interest expense during the six months ended June 30, 2005, was a $2.0 million charge related to the mark-to-market of our interest rate cap agreements at June 30, 2005.

Financings on Loans Held for Investment. Amounts outstanding under our financings on loans held for investment increased to $3.2 billion at June 30, 2005 from $1.2 billion at December 31, 2004 resulting from the two on-balance sheet securitizations that closed during the six months ended June 30, 2005 partially offset by principal reductions to the balance outstanding during the six months ended June 30, 2005.

Borrowings. On March 15, 2005, we fully repaid the remaining balance outstanding under Aames Financial’s residual financing facility which, at December 31, 2004, was $7.7 million.

Revolving Warehouse and Repurchase Facilities. Amounts outstanding under revolving warehouse and repurchase facilities increased to $967.8 million at June 30, 2005 from $809.2 million at December 31, 2004 primarily as a result of increased reliance on the facilities to fund loans held for investment prior to their securitization. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under our revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

MORTGAGE PORTFOLIO MANAGEMENT

On May 31, 2005, we completed a securitization totaling $1.1 billion, our third securitization as a REIT. This securitization was structured as an on-balance sheet securitization for accounting purposes under SFAS No. 140. Prior to our reorganization, Aames Financial’s previous securitizations were structured as off-balance sheet securitizations for accounting purposes under SFAS No. 140. We did not complete any securitizations during the six months ended June 30, 2004. Once we have built our REIT portfolio to its target range, we expect net interest income from our portfolio of mortgage loans to generate a substantial portion of our earnings.

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

Leverage Policy

We employ a leverage strategy by securitizing existing mortgages in transactions that we believe will be treated as borrowings for accounting and tax purposes. We generally intend to borrow approximately 10 to 14 times the amount of our consolidated equity capital, although our actual debt to equity ratio may vary from time to time depending on market conditions and other factors that our management and board of directors deem relevant. In general, our credit facilities limit our total debt-to-equity ratio to a level of 15.0 to 1.0. However, each of our credit facility lenders disregards nonrecourse financing, including the bonds underlying our on-balance sheet securitizations, in computing our adjusted leverage ratio which is limited to 5.5 to 1.0. Our actual total and adjusted leverage ratios were 13.3 to 1.0 and 3.3 to 1.0 at June 30, 2005, respectively.

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

MORTGAGE ORIGINATIONS

As of June 30, 2005 Aames Financial originated loans in 47 states through its retail and wholesale channels. Its wholesale channel operated four regional wholesale operations centers and two satellite processing centers throughout the United States and originated loans through a nationwide network of approximately 4,400 independent mortgage brokers who submit mortgage loans to it. Its retail channel had a network of 84 retail branch offices directly serving borrowers throughout the United States. From time to time, depending on market conditions and attractiveness of terms, we may supplement our loan production by purchasing mortgage loans from secondary market sellers.

The following table shows our total loan originations by retail and wholesale channels and purchased loans for the three and six months ended June 30, 2005 and 2004 and March 31, 2005 and the six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended				Three Months Ended
	June 30, 2005		June 30, 2004		March 31, 2005
	$	% of Total	$	% of Total	$	% of Total
Retail	$624,816	39.1%	$645,291	32.8%	$516,558	37.9%
Wholesale	920,506	57.7	1,320,578	67.2	845,058	62.1
Purchased Loans(1)	51,692	3.2	—	—	—	—

Total	$1,597,014	100.0%	$1,965,869	100.0%	$1,361,616	100.0%

	Six Months Ended
	June 30, 2005		June 30, 2004
	$	% of Total	$	% of Total
Retail	$1,141,374	38.6%	$1,231,818	32.1%
Wholesale	1,765,564	59.7	2,600,279	67.9
Purchased Loans(1)	51,692	1.7	—	—

Total	$2,958,630	100.0%	$3,832,097	100.0%

(1)	Represents a portfolio of single family mortgage loans purchased from a commercial bank.

A significant risk to our mortgage originations operations is liquidity risk—the risk that we will not have the financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain committed borrowing facilities with large banking and investment institutions to reduce this risk.

Our Retail Channel

We generate applications for loans through our retail loan office network principally through a direct response marketing program, which relies primarily on the use of direct mailings to homeowners, telemarketing and Internet generated leads and through referrals from our customers, real estate agents and others. We generate customer leads for the retail network based upon models that we have derived and commercially developed customer lists. Our direct mail invites prospective borrowers to call us to apply for a loan. We also generate leads through several commercially available Internet sites as well as through our own retail Internet web site “Aames.net”. We believe that our marketing efforts establish name recognition and serve to distinguish us from our competitors. We continually monitor the source of our applications to determine the most effective methods and manner of marketing. Whether generated through direct mail or the Internet, leads are generally followed up with telephone calls to potential customers. Our loan officers at the local retail loan office pre-qualify a potential customer and if the customer is interested, takes an application over the telephone or schedules an appointment with the customer at the retail loan office most conveniently located to the customer or in the customer’s home, depending on the customer’s needs.

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

Our Wholesale Channel

During the six months ended June 30, 2005, we originated loans through our network of approximately 2,400 independent wholesale mortgage brokers throughout the United States, none of which accounted for more than 5.0% of total wholesale originations.

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

During the three months ended June 30, 2005, we closed one regional wholesale operations center in a market where it was not financially feasible to continue to operate and now service the area from other existing centers.

The following table presents certain information about our mortgage loan production at or during the three months ended June 30, 2005 and 2004 and March 31, 2005 and the six months ended June 30, 2005 and 2004:

	Three Months Ended		Three Months Ended March 31, 2005	Six Months Ended
	June 30, 2005	June 30, 2004		June 30, 2005	June 30, 2004
Retail loan production:
Total dollar amount (in thousands)	$624,816	$645,291	$516,558	$1,141,374	$1,231,818
Number of loans	4,315	5,087	3,718	8,033	9,764
Average loan amount	$144,801	$128,651	$138,934	$142,086	$126,159
Average initial LTV	76.33%	76.92%	75.88%	76.12%	77.36%
Weighted average interest rate(1)	7.37%	7.30%	7.53%	7.44%	7.28%
Retail branch offices at period end	84	99	94	84	99
Wholesale loan production:
Total dollar amount (in thousands)	$920,506	$1,320,578	$845,058	$1,765,564	$2,600,279
Number of loans	6,747	8,947	6,028	12,775	17,577
Average loan amount	$136,432	$147,600	$140,189	$138,205	$147,936
Average initial LTV	81.90%	81.62%	81.25%	81.59%	81.65%
Weighted average interest rate(1)	7.78%	7.30%	7.60%	7.69%	7.24%
Regional wholesale operations centers at period end	4	5	5	4	5
Purchased Loans:
Total dollar amount (in thousands)	$51,692	$—	$—	$51,692	$—
Number of loans	83	—	—	83	—
Average loan amount	$622,800	$—	$—	$622,800	$—
Average initial LTV	53.29%	—%	—%	53.29%	—%
Weighted average interest rate(1)	5.57%	—%	—%	5.57%	—%
Total loan production:
Total dollar amount (in thousands)	$1,597,014	$1,965,869	$1,361,616	$2,958,630	$3,832,097
Number of loans	11,145	14,034	9,746	20,891	27,341
Average loan amount	$143,294	$140,079	$139,710	$141,622	$140,159
Average initial LTV	78.79%	80.08%	79.21%	78.98%	80.27%
Weighted average interest	7.55%	7.30%	7.57%	7.56%	7.25%

(1)	Calculated with respect to the interest rate at the time we originated or purchased the mortgage loan.

Total Loan Production

Total loan production during the three months ended June 30, 2005 increased $235.4 million, or 17.3%, to $1.6 billion over the $1.4 billion reported during the three months ended March 31, 2005 and decreased $368.9 million, or 18.8%, from the $2.0 billion of total loan production reported during the three months ended June 30, 2004. Total loan production for the six months ended June 30, 2005 decreased $873.5 million, or 22.8%, to $3.0 billion from the $3.8 billion reported during the six months ended June 30, 2004. As previously reported, many subprime lenders responded to increases in short term interest rates by narrowing the spreads above such rates charged on their loans and by offering interest-only loans in an attempt to minimize increases in borrowers’ monthly payments. As we have not pursued interest-only products and pricing as aggressively as several other sub-prime lenders, our response to these marketplace changes negatively impacted our mortgage loan origination volume during the three and six months ended June 30, 2005 when compared to mortgage loan production volumes during the comparable three month period a year ago.

We expect the current interest rate environment to continue to negatively impact our mortgage loan origination volume in the current quarter.

Our total retail production was $624.8 million during the three months ended June 30, 2005, an increase of $108.3 million or 21.0%, over total retail production reported during the three months ended March 31, 2005, and a decrease of $20.5 million, or 3.2% from total retail production during the three months ended June 30, 2004. During the three months ended June 30, 2005, the number of retail loans originated increased by 597, or 16.1%, from the number of loans originated during the three months ended March 31, 2005, and declined by 772, or 15.2%, from the number of loans originated during the three months ended June 30, 2004. The increase in the number of loans originated during the three months ended June 30, 2005 compared to the three months ended March 31, 2005 was coupled with an increase in the average loan amount of retail loans originated of $5,867.00. The decrease in the number of loans originated during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was partially offset by an increase in the average loan amount of retail loans originated of $16,150.00. The increase in the average loan amount of our retail production during the three and six months ended June 30, 2005 over such amounts during the comparable three and six month periods a year ago was due to the retail channel’s strategy of closing branches in smaller markets with smaller average loan amounts and focusing its loan origination efforts in larger markets with larger average loan amounts.

During the six months ended June 30, 2005, total retail production was $1.1 billion, a decrease of $90.4 million, or 7.3%, from the $1.2 billion of total retail production during the same six month period a year ago. During the six months ended June 30, 2005, the number of retail loans originated decreased by 1,731, while the average dollar amount of retail loans originated increased by $15,927.00.

Our total wholesale production increased $75.4 million, or 8.9%, to $920.5 million during the three months ended June 30, 2005 over $845.1 million of total wholesale production during the three months ended March 31, 2005 and decreased $400.1 million or 30.3%, from the total wholesale production reported during the three months ended June 30, 2004. During the three months ended June 30, 2005, the number of wholesale loans increased by 719, or 11.9%, from the number of loans originated during the three months ended March 31, 2005, and declined by 2,200, or 24.6%, from the number of loans originated during the three months ended June 30, 2004. During the three months ended March 31, 2005, the average dollar amount of our wholesale loan originated decreased $3,757.00 and $11,168.00 from the average dollar amount of our wholesale loans originated during the three months ended March 31, 2005 and June 30, 2004, respectively.

During the six months ended June 30, 2005, our wholesale loan production decreased $834.7 million, or 32.1%, to $1.8 billion from $2.6 billion of total wholesale loan production during the six months ended June 30, 2004. During the six months ended June 30, 2005, the number of wholesale loans decreased by 4,802, or 27.3%, from the number of loans originated during the six months ended June 30, 2004 and the average dollar amount of wholesale loans originated decreased $9,731.00, or 6.5%, from the average dollar amount of our loan originations during the six months ended June 30, 2004.

During the three months ended June 30, 2005, we purchased a $51.7 million pool of mortgage loans collateralized by single family residences from a California based community bank. The mortgage loans in the pool, which had an average loan amount of $0.6 million, consisted of high FICO, low LTV fixed rate loans. Due to their credit profile characteristics and fixed rate terms, we believe these mortgage loans provide an attractive risk-based yield, extend duration to our portfolio of loans held for investment and adds portfolio diversification to the seasoned, higher coupon, higher LTV, and lower FICO collateral added to the REIT portfolio from the June 15, 2005 call. The purchased mortgage loans and the called mortgage loan collateral are to be combined in an on-balance sheet securitization scheduled for closing during the three months ended September 30, 2005.

The following tables summarize certain information about our mortgage loan production by purpose and property type during the three months ended June 30, 2005 and 2004 and March 31, 2005 and the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended
	June 30, 2005		June 30, 2004		March 31, 2005
	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total
Purpose:
Cash-out refinance	$900,379	56.4%	$1,162,572	59.1%	$799,368	58.7%
Purchase money	645,301	40.4	717,387	36.5	519,628	38.2
Rate/term refinance	51,334	3.2	85,910	4.4	42,620	3.1

	$1,597,014	100.0%	$1,965,869	100.0%	$1,361,616	100.0%

Property type:
Single family residence	$1,399,906	87.7%	$1,711,934	87.1%	$1,194,927	87.8%
Multi-family residence	114,499	7.2	137,445	7.0	94,399	6.9
Condominium	82,609	5.1	116,490	5.9	72,290	5.3

	$1,597,014	100.0%	$1,965,869	100.0%	$1,361,616	100.0%

	Six Months Ended
	June 30, 2005		June 30, 2004
	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total
Purpose:
Cash-out refinance	$1,699,747	57.5%	$2,314,465	60.4%
Purchase money	1,164,929	39.3	1,325,596	34.6
Rate/term refinance	93,954	3.2	192,036	5.0

	$2,958,630	100.0%	$3,832,097	100.0%

Property type:
Single family residence	$2,594,833	87.7%	$3,342,176	87.2%
Multi-family residence	208,898	7.1	273,656	7.1
Condominium	154,899	5.2	216,265	5.7

	$2,958,630	100.0%	$3,832,097	100.0%

The following tables show our loan originations by geographic region during the three months ended June 30, 2005 and 2004 and March 31, 2005 and the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended
	June 30, 2005		June 30, 2004		March 31, 2005
State of Mortgage Property	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total
California	$439,308	27.6%	$667,690	34.0%	$372,922	27.4%
Florida	372,851	23.3	369,802	18.8	296,851	21.8
New York	94,357	5.9	142,981	7.3	93,558	6.9
Texas	136,411	8.5	123,530	6.3	111,392	8.2
Other Western States (AZ, CO, HI, ID, MT, NV, NM, OR, UT, WA, WY)	128,581	8.1	196,614	10.0	139,291	10.2
Midwestern States (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	101,325	6.3	163,293	8.3	95,226	7.0
Other Northeastern States (CT, DE, ME, MD, MA, NH, NJ, PA, RI)	177,435	11.1	187,215	9.5	145,853	10.7
Other Southeastern States (AR, GA, KY, LA, MS, NC, SC, OK, TN, VA, WV)	146,746	9.2	114,744	5.8	106,523	7.8

Total	$1,597,014	100.0%	$1,965,869	100.0%	$1,361,616	100.0%

	Six Months Ended
	June 30, 2005		June 30, 2004
State of Mortgage Property	Loans Funded	Percentage of Total	Loans Funded	Percentage of Total
California	$812,230	27.5%	$1,284,899	33.6%
Florida	669,702	22.6	733,934	19.2
New York	187,915	6.4	294,561	7.7
Texas	247,803	8.4	242,649	6.3
Other Western States (AZ, CO, HI, ID, MT, NV, NM, OR, UT, WA, WY)	267,872	9.1	390,047	10.2
Midwestern States (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	196,551	6.6	331,418	8.6
Other Northeastern States (CT, DE, ME, MD, MA, NH, NJ, PA, RI)	323,288	10.9	327,085	8.5
Other Southeastern States (AR, GA, KY, LA, MS, NC, SC, OK, TN, VA, WV)	253,269	8.5	227,504	5.9

Total	$2,958,630	100.0%	$3,832,097	100.0%

The following tables summarize certain information by interest rate about our mortgage loan production during the three months ended June 30, 2005 and 2004 and March 31, 2005 and the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended
	June 30, 2005		June 30, 2004		March 31, 2005
	$	% of Total	$	% of Total	$	% of Total
Hybrid:
Traditional	$1,014,616	63.5%	$1,388,226	70.6%	$947,520	69.6%
Interest Only	190,111	11.9	93,310	4.8	148,807	10.9

	1,204,727	75.4	1,481,536	75.4	1,096,327	80.5
Fixed Rate	392,287	24.6	484,333	24.6	265,289	19.5

	$1,597,014	100.0%	$1,965,869	100.0%	$1,361,616	100.0%

	Six Months Ended
	June 30, 2005		June 30, 2004
	$	% of Total	$	% of Total
Hybrid:
Traditional	$1,962,136	66.3%	$2,784,338	72.7%
Interest Only	338,918	11.5	93,310	2.4

	2,301,054	77.8	2,877,648	75.1
Fixed Rate	657,576	22.2	954,449	24.9

	$2,958,630	100.0%	$3,832,097	100.0%

LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION

The following tables set forth our loan production under the Super Aim guidelines during the three months ended June 30, 2005 and 2004 (dollars in thousands):

LOAN ORIGINATIONS DURING THE THREE MONTHS ENDED JUNE 30, 2005

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
A+	$1,209,249	76%	629	7.5%	81%
A	205,063	13	625	7.1	72
A-	57,317	4	566	8.1	76
B	82,829	5	560	8.5	76
C	35,445	2	553	9.1	70
C-	7,111	NM	536	10.6	66

Total	$1,597,014	100%	620	7.6%	79%

LOAN ORIGINATIONS DURING THE THREE MONTHS ENDED JUNE 30, 2004

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
A+	$1,469,215	75%	626	7.2%	81%
A	229,521	12	589	7.3	80
A-	94,508	5	562	7.7	77
B	114,603	6	558	8.0	76
C	48,288	2	551	8.8	71
C-	9,734	NM	542	9.8	69

Total	$1,965,869	100%	612	7.3%	80%

LOAN ORIGINATIONS DURING THE SIX MONTHS ENDED JUNE 30, 2005

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
A+	$2,254,464	76%	628	7.4%	81%
A	340,386	12	609	7.3	74
A-	114,982	4	561	8.0	76
B	159,407	5	559	8.5	76
C	72,978	2	552	9.0	70
C-	16,413	1	544	10.5	65

Total	$2,958,630	100%	617	7.6%	79%

LOAN ORIGINATIONS DURING THE SIX MONTHS ENDED JUNE 30, 2004

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
A+	$2,810,664	74%	625	7.1%	81%
A	471,831	12	590	7.2	80
A-	200,468	5	562	7.6	78
B	232,811	6	560	8.0	76
C	95,358	2	552	8.7	71
C-	20,797	1	541	9.8	68
D	168	0	503	6.7	71

Total	$3,832,097	100%	611	7.3%	80%

The following tables present certain information about our loan production by credit score range during the three months ended June 30, 2005 and 2004 (dollars in thousands):

LOAN ORIGINATIONS DURING THE THREE MONTHS ENDED JUNE 30, 2005

Credit Score Grade	Current Loan Balance	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
Above 700	$140,071	8%	6.6%	73%
661-700	218,264	14	7.0	79
621-660	426,012	27	7.3	81
581-620	428,174	27	7.6	80
541-580	226,715	14	8.1	79
540 and below	154,924	10	8.8	74
Not available	2,854	0	8.0	72

	$1,597,014	100%	7.6%	79%

LOAN ORIGINATIONS DURING THE THREE MONTHS ENDED JUNE 30, 2004

Credit Grade	Current Loan Balance	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
Above 700	$137,107	7%	6.7%	79%
661-700	246,475	13	6.9	81
621-660	491,730	25	7.1	81
581-620	474,929	24	7.2	81
541-580	372,193	19	7.6	81
540 and below	239,416	12	8.2	76
Not available	4,019	0	7.4	82

	$1,965,869	100%	7.3%	80%

LOAN ORIGINATIONS DURING THE SIX MONTHS ENDED JUNE 30, 2005

Credit Grade	Current Loan Balance	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
Above 700	$228,556	8%	6.8%	75%
661-700	394,716	13	7.0	79
621-660	797,235	27	7.3	81
581-620	758,084	26	7.5	80
541-580	457,191	15	8.1	79
540 and below	318,830	11	8.7	74
Not available	4,018	0	8.1	76

	$2,958,630	100%	7.6%	79%

LOAN ORIGINATIONS DURING THE SIX MONTHS ENDED JUNE 30, 2004

Credit Grade	Current Loan Balance	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
Above 700	$259,441	7%	6.7%	79%
661-700	486,436	13	6.8	81
621-660	958,042	25	7.0	81
581-620	899,917	23	7.1	81
541-580	736,053	19	7.6	81
540 and below	485,766	13	8.1	76
Not available	6,442	0	7.5	82

	$3,832,097	100%	7.3%	80%

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

The following table sets forth information regarding our whole loan sales to third parties during the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Whole loan sales	$410,714	$1,769,638	$731,352	$3,533,073

Our whole loan sales to third parties during the three months ended June 30, 2005 decreased $1.4 billion, or 76.8%, to $410.7 million from $1.8 billion of total dispositions reported during the comparable three month period a year ago. During the six months ended June 30, 2005, whole loan sales to third parties decreased $2.8 billion, or 79.3%, to $731.4 million from $3.5 billion during the six months ended June 30, 2004. The decline in loan sales into the secondary markets during the three and six months ended June 30, 2005 from the sales during the comparable three and six month periods during 2004 was due to our retaining a significant portion of our loan production to build a REIT portfolio of loans held for investment.

Changes in the secondary mortgage markets, the current interest rate environment and the current economic climate could affect our current strategy of selling loans to third parties in whole loan sales and our loan disposition strategies going forward could include off-balance sheet securitizations as well as whole loan sales for cash.

MORTGAGE LOAN SERVICING

We currently have in place an experienced subprime mortgage loan servicing team and a highly scalable servicing platform. Aames Financial’s servicing platform has received a SQ3 rating from Moody’s and a RPS3-rating from Fitch. We have over 85 servicing employees and a portfolio of approximately $4.5 billion. We believe that with our current servicing management and systems, our servicing platform is capable of servicing a portfolio of approximately $6.0 billion.

In addition to our REIT portfolio, our servicing portfolio consists of loans serviced on an interim basis, including loans held for sale and loans sold to others and subserviced on an interim basis, and to a lesser extent mortgage sold to others and subserviced on a long-term basis. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. We do not retain servicing on loans we sell to third party in whole loan sales for cash.

The following table sets forth information regarding our servicing portfolio at the periods indicated (dollars in thousands):

	June 30, 2005	June 30, 2004	December 31, 2004
Mortgage loans serviced:
Loans held for investment	$3,830,109	$—	$1,718,696
Loans serviced on an interim basis	491,464	1,897,464	771,830
Loans subserviced for others on a long-term basis	108,672	160,371	129,016
Loans in off-balance sheet securitization trusts	—	229,308	224,345

Serviced in-house	4,430,245	2,287,143	2,843,887
Loans held for investment subserviced by others	51,676	—	—
Loans in off-balance sheet securitization trusts subserviced by others	—	53,885	—

Total servicing portfolio	$4,481,921	$2,341,028	$2,843,887

Percentage serviced in-house	98.8%	97.7%	100.0%

Our total loan servicing portfolio at June 30, 2005 increased $1.6 billion, or 57.6%, to $4.5 billion from $2.8 billion at December 31, 2004 due primarily to a $2.2 billion increase in servicing of loans held for investment, partially offset by declines in loans serviced on an interim basis, loans serviced in off-balance sheet securitization trusts and loans subserviced for others on a long-term basis of $280.4 million, $224.3 million and $20.3 million, respectively. The decline in loans serviced on an interim basis reflects the decrease in loans held for sale at June 30, 2005 from December 31, 2004 and, to a lesser extent, the transfer of sold loans to new servicers by whole loan buyers. Our portfolio of mortgage loans in off-balance sheet securitization trusts serviced in-house declined due primarily to our call of seven remaining off-balance sheet securitization trusts which caused the portfolio of mortgage loans in securitization trusts to decline by $202.1 million and, to a lesser extent, to portfolio run-off. The decline in loans subserviced for others on a long-term basis was due to loan portfolio run-off.

Our total servicing portfolio at June 30, 2005 increased $2.1 billion over the $2.3 billion servicing portfolio at June 30, 2004. The increase is attributable primarily to our current strategy of building a portfolio of loans held for investment offset partially by a decline in loans serviced on an interim basis which was attributable to a decline in loans held for sale and interim servicing for others at June 30, 2005 compared to June 30, 2004. Loans subserviced for others on a long-term basis resulted from our sale of loans from older off-balance sheet securitization trusts called during the fiscal year ended June 30, 2004 for which we agreed to continue service on a long-term basis.

We receive a servicing fee for loans in our securitization trusts based on a percentage of the unpaid principal balance of each loan serviced. We collected servicing fees out of the borrowers’ monthly payments. In addition, as servicer we generally receive all late fees and assumption charges paid by borrowers on loans that we service directly, as well as other miscellaneous fees for performing various loan servicing functions.

Our agreements with the securitization trusts typically required us, in our role as servicer, to advance interest (but not principal) on delinquent loans to the holders of the senior interests in the related securitization trusts. The agreements also required us to make certain servicing advances (e.g., for property taxes or hazard insurance) unless we determined that those advances would not be recoverable.

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

	At June 30,		At March 31,	At December 31,
	2005	2004	2005	2004
Aames Investment	2.7%	3.2%	2.4%	2.5%
Subprime Mortgage Loans	NYA	10.0%	10.2%	9.9%
All Mortgage Loans	NYA	4.4%	4.3%	4.2%

NYA = Not yet announced

The following table sets forth delinquency information relating to our servicing portfolio as of or for the periods indicated (dollars in thousands):

	At or During the Six Months Ended		At or During the Six Months Ended
	June 30, 2005	June 30, 2004	December 31, 2004
Percentage of dollar amount of delinquent loans serviced (period end)(1)(2):
One month	0.9%	0.3%	0.3%
Two months	0.4%	0.2%	0.2%
Three or more months
Not foreclosed(3)	1.3%	2.4%	1.8%
Foreclosed(4)	0.1%	0.3%	0.2%

Total	2.7%	3.2%	2.5%

Percentage of total dollar amount of delinquent loans in:
Loans held for investments serviced:
In-house	1.9%	N/A	0.2%
By others	0.0%	N/A	0.0%
Loans serviced on an interim basis	7.7%	0.6%	1.5%
Loans subserviced for others on a long-term basis	6.1%	2.7%	4.8%
Loans in off-balance sheet securitization trusts serviced:	N/A	13.0%	22.5%
In-house
By others	N/A	7.7%	0.0%

(1)	Delinquent loans are loans for which more than one payment is due.

(2)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by us including loans serviced on an interim basis.

(3)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.

(4)	Represents properties acquired following a foreclosure sale and still serviced by us at period end.

N/A	Not applicable

Delinquent loans, by principal balance of the total servicing portfolio, increased to $118.6 million at June 30, 2005 from $71.0 million at December 31, 2004 and $74.9 million at June 30, 2004. The delinquency rate at June 30, 2005 was 2.7% compared to 2.5% at December 31, 2004 and 3.2% at June 30, 2004. The delinquency rate at June 30, 2005 increased from the delinquency rate at December 31, 2004, primarily due to an increase in delinquencies in our on-balance sheet portfolio of mortgage loans. We expect our delinquency rate to increase in future periods once our on-balance sheet portfolio of mortgage loans reaches its target level, the loans in the on-balance sheet portfolio become more seasoned, and fewer new loans are added to the on-balance sheet portfolio.

The following table summarizes the unpaid principal balance of delinquent loans at the periods presented in the total servicing portfolio (dollars in thousands):

	June 30, 2005	June 30, 2004	December 31, 2004
Loans held for investment serviced:
In-house	$73,923	$—	$2,856
By others	—	—	—
Loans serviced on an interim basis	38,050	11,937	11,459
Loans subserviced for others on a long-term basis	6,648	4,316	6,229
Loans in off-balance sheet securitization trusts serviced:
In-house	—	36,938	50,408
By others	—	21,725	—

	$118,621	$74,916	$70,952

During the six months ended June 30, 2005, net losses on loan liquidations decreased to $5.6 million from $8.2 million during the comparable six month period during 2004. A majority of the foreclosures handled occurred in connection with delinquent mortgage loans in off-balance sheet securitization trusts serviced by us. Of the $5.6 million of net losses on loan liquidations during the six months ended June 30, 2005, $2.9 million and $2.7 million related to mortgage loans in the off-balance sheet securitization trusts and to mortgage loans held for sale, respectively. We expect net losses on loan liquidations to increase in future periods once our on-balance sheet portfolio of mortgage loans reaches its target level, the loans in the on-balance sheet portfolio become more seasoned, and fewer new loans are added to the on-balance sheet portfolio.

The following table sets forth foreclosure and loss information relating to our servicing portfolio for the periods indicated (dollars in thousands):

	At or During the Six Months Ended		At or During the Six Months Ended
	June 30, 2005	June 30, 2004	December 31, 2004
Percentage of dollar amount of loans foreclosed during the period to loans serviced (period end)(1)(2)	0.1%	0.3%	0.1%
Number of loans foreclosed during the period	83	120	68
Principal amount of foreclosed loans during the period	$6,284	$7,343	$3,585
Number of loans liquidated during the period	151	234	163
Net losses on liquidations during the period from(3):
Loans held for investment serviced:
In-house	$42	$—	$—
By others	—	—	—
Loans serviced on an interim basis	2,646	1,737	1,224
Loans subserviced for others on a long-term basis	19	—
Loans in off-balance sheet securitization trusts serviced:
In-house	2,850	4,599	5,554
By others	—	1,856	—

	$5,557	$8,192	$6,778

Percentage of annualized losses to servicing portfolio(1)(2)	0.2%	0.7%	0.5%
Servicing portfolio at period end	$4,482,000	$2,341,000	$2,844,000

(1)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by us.

(2)	The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by us and any subservicer during the related periods indicated.

(3)	Represents losses, net of gains, on properties sold through foreclosure or other default management activities during the periods indicated.

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

Warehouse and Repurchase Facilities. We borrow substantial sums of cash on a regular basis to originate mortgage loans and to hold loans in our REIT portfolio prior to securitization. Therefore, we rely on revolving warehouse and repurchase facilities to finance the origination and holding of mortgage loans prior to securitization or sale. At June 30, 2005, we had total revolving warehouse and repurchase facilities in the amount of $3.0 billion, of which $2.9 billion and $0.1 million were committed and uncommitted, respectively. At June 30, 2005, amounts outstanding under our facilities were $967.8 million leaving us with $1.9 billion of available committed borrowing capacity under the facilities. Of the $3.0 billion of revolving warehouse and repurchase facilities available at June 30, 2005, $700.0 million, $300.0 million, $500.0 million, $500.0 million, $700.0 million, $300.0 million and $700.0 million are scheduled to mature September 30, 2005, October 20, 2006, January 17, 2006, February 4, 2006, March 24, 2006 and August 4, 2006, respectively. The $700.0 million facility which matures on August 4, 2006 had a $200.0 million temporary overline sublimit that was provided to the Company to finance collateral received in pool call transactions until securitized. The sublimit expired on July 29, 2005 and mortgage loan collateral that was previously financed under the overline sublimit remained financed under the committed portion of the facility. While no assurance can be made, we expect to renew these warehouse facilities on the same or similar terms at or prior to their maturity.

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

During the six months ended June 30, 2005 and 2004, we sold $731.4 million and $3.5 billion of mortgage loans in whole loan sales for cash to the secondary market. The $2.8 billion decline in whole loan sales during the six months ended June 30, 2005 from whole loan sales during the comparable six month period a year ago is due to our retaining a significant portion of our mortgage loan production to build our portfolio of loans held for investment.

Other sources of cash previously used to fund our operations included the monetization of overcollateralization in our portfolio of mortgage loans in securitization trusts and the monetization of residual interests and servicing advances.

Monetization of Overcollateralization in Our Portfolio of Mortgage Loans in Securitization Trusts. As previously reported, on June 15, 2005 when we called these securitization trusts, we received a majority of the overcollateralization balance from the called trusts in a combination of mortgage loans in the trust and in cash.

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

Cash Flow. The following summarizes our material cash flow activities during the six months ended June 30, 2005 and 2004.

Our principal operating activities which effect our net cash provided by or used in such activities in any period are (i) the increase or decrease in loan production which causes an increase in the use of cash and a decrease in the use of cash, respectively; and, (ii) the increase or decrease in the level of loan sales which causes an increase or decrease in cash provided, respectively.

During the six months ended June 30, 2005, our net cash provided by operating activities was $120.9 million, an increase of $376.7 million, over the $255.8 million of net cash used in operating activities during the six months ended June 30, 2004. The increase in net cash provided by operating activities was due primarily to a $873.5 million decrease in cash used in the origination of mortgage loans held for sale during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in net cash provided by operating activities was partially offset by a $447.7 million decrease in cash provided by the sale of mortgage loans during the six months ended June 30, 2005 from such cash flows during the six months ended June 30, 2004. To a lesser extent, the increase in net cash provided by operating activities during the six months ended June 30, 2005 over net cash used in operating activities during the comparable six months ended June 30, 2004 was positively impacted by a $19.2 million change in other assets and liabilities offset by a decline in net income.

During the six months ended June 30, 2005, our net cash used in investing activities increased $2.2 billion over such cash used during the comparable six month period during 2004 and was attributable to our strategy of building a REIT portfolio of loans held for investment. As we continue to build a REIT portfolio of loans held for investment, we will continue to use cash in that investing activity. Once the REIT portfolio of loans held for investment is stabilized at a level we deem appropriate, cash used in this investing activity will decline. Cash used in investing activities related to purchases of equipment and improvements is not expected to vary materially from historical trends.

The primary financing activity affecting net cash provided by or used in our financing activities are increases and decreases in the level of financings of loans held for investment and in the level of borrowings under our revolving warehouse and repurchase agreements. In addition, financing activities also include capital related cash flows. During the six months ended June 30, 2005, our net cash provided by financing activities was $2.1 billion, an increase of $1.9 billion, over the $0.2 billion of net cash provided by financing activities during the six months ended June 30, 2004. The increase in net cash provided by financing activities during the six months ended June 30, 2005 over net cash provided by financing activities during the comparable six month period in 2004 was primarily attributable to a $2.0 billion increase in financing on loans held for investment, partially offset by increases in net cash used in financing activities of $124.8 million and $1.3 million related to redemptions in revolving warehouse and repurchase facilities and in borrowings, respectively, during the six months ended June 30, 2005 over the same period a year ago.

As a financial institution, our lending and borrowing functions are integral parts of our business. When evaluating sources and uses of cash, we consider cash used to increase our assets and borrowings used to finance those assets, separately from our operating cash flows. Our most significant use of cash is for the acquisition of loans held for sale which are funded primarily through borrowings under our revolving warehouse and repurchase facilities. In accordance with U.S. GAAP, purchases of loans held for sale, net of sales of such loans, are required to be included in our consolidated statements of cash flows as a component of net cash provided by or used in operating activities. Borrowings used to fund such loans, or repayment of such borrowings, are required to be included in the consolidated statements of cash flows as a component of net cash provided by or used in financing activities. The amount of net purchases of loans held for sale included as a component of net cash provided by operating activities was $104.5 million during the six months ended June 30, 2005. The amount of net purchases of loans held for sale included in net cash used in operating activities was $321.3 million during the six months ended June 30, 2004. Excluding the purchase and sale activity for loans held for sale, we provided $16.4 million of cash in our operating activities during the six months ended June 30, 2005 and, excluding such activity, our operating activities provided $65.5 million of cash during the six months ended June 30, 2004.

At June 30, 2005, we had net operating liquidity of approximately $139.3 million, which consisted of approximately $63.7 million of unrestricted cash and cash equivalents, plus approximately $75.6 million of cash that could be immediately raised through the pledging of unencumbered and eligible loans held for sale as collateral pursuant to committed revolving warehouse and repurchase facilities. We currently believe that our net operating liquidity level is sufficient to satisfy our operating requirements and to meet our obligations in a timely and cost-efficient manner.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of June 30, 2005 (dollars in millions):

	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
Financing on loans held for investment	$3,168.7	$1,169.7	$1,677.3	$112.9	$208.8
Revolving warehouse and repurchase agreements	967.8	967.8	—	—	—
Operating leases, net	46.7	5.2	20.6	13.0	7.9
Purchase and other obligations	3.7	3.7	—	—	—

Total	$4,186.9	$2,146.4	$1,697.9	$125.9	$216.7

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

Risk Management

At June 30, 2005, we had notional amounts of $5.9 billion of interest rate cap agreements in place to hedge interest rate risk exposure to our portfolio of mortgage loans held for investment and related financings. Interest expense during the three and six months ended June 30, 2005 includes charges of $11.5 million and a $2.0 million, respectively, related to the mark-to-market of these interest rate cap agreements. Also, included in interest income during the three and six months ended June 30, 2005 was $4.6 million and $7.3 million, respectively, of income related to remittances to us from counterparties on in-the-money interest rate cap agreements. At June 30, 2004, we had notional amounts of $550.0 million of interest rate cap agreements in place to hedge interest rate risk exposure to our inventory and pipeline of loans held for sale.

During the three and six months ended June 30, 2004, there were no material adjustments to mark the interest rate cap agreements to market.

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

Rate Sensitive Assets

Residual Interests. We had no residual interests at June 30, 2005 and $39.1 million at December 31, 2004. These instruments were recorded at estimated fair value at December 31, 2004. We valued these assets based on the present value of future revenue streams, net of expenses, using various assumptions. The weighted average discount rate used to calculate the present value of the residual interests was 13.7% at December 31, 2004. The weighted average life of the mortgage loans used for valuation at December 31, 2004 was 2.0 years.

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

Interest Rate Risk. We are exposed to on-balance sheet interest rate risk related to our loans held for investment and loans held for sale.

Warehousing Exposure. We utilize warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to sale and securitization. At June 30, 2005 and December 31, 2004, we had total revolving warehouse and repurchase facilities available in the amount of $3.0 billion and $2.6 billion, respectively. At June 30, 2005 and December 31, 2004, amounts committed under such facilities were $2.9 billion and $2.5 billion, respectively. The total amount outstanding related to these facilities was $967.8 million and $809.2 million at June 30, 2005 and December 31, 2004, respectively. Drawings available to us under the committed portions of the facilities were $1.9 billion and $1.7 billion at June 30, 2005 and December 31, 2004, respectively. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized or sold to institutional investors. As these amounts are short term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

The following tables illustrate the timing of the maturities of our interest rate sensitive assets and liabilities at June 30, 2005 and December 31, 2004 (dollars in thousands):

At June 30, 2005:

Description	Zero to six months	Six months to one year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total
Interest-sensitive assets:
Cash and cash equivalents	$123,152	$—	$—	$—	$—	$—	$123,152
Loans receivable held for sale, net	380,491	—	—	—	—	—	380,491
Loans held for investment, net	708,984	699,037	1,228,324	880,498	130,879	226,151	3,873,873
Interest rate cap contracts	49,183	—	—	—	—	—	49,183

Total interest-sensitive assets	1,261,810	699,037	1,228,324	880,498	130,879	226,151	4,426,699
Interest-sensitive liabilities:
Revolving warehouse and repurchase facilities	967,798	—	—	—	—	—	967,798
Financings on loans held for investment	594,116	575,545	1,002,502	674,805	112,928	208,843	3,168,739

Total interest-sensitive liabilities	1,561,914	575,545	1,002,502	674,805	112,928	208,843	4,136,537
Excess of interest - sensitive assets over interest-sensitive liabilities	(300,104)	123,492	225,822	205,693	17,951	17,308	290,162

Cumulative net interest - sensitivity gap	$(300,104)	$(176,612)	$49,210	$254,903	$272,854	$290,162	$290,162

At December 31, 2004:

Description	Zero to six months	Six months to one year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total
Interest-sensitive assets:
Cash and cash equivalents	$37,780	$—	$—	$—	$—	$—	$37,780
Loans receivable held for sale, net	484,963	—	—	—	—	—	484,963
Loans held for investment, net	150,567	223,516	608,267	341,716	138,475	262,505	1,725,046
Interest rate cap contracts	31,947	—	—	—	—	—	31,947

Total interest-sensitive assets	705,257	223,516	608,267	341,716	138,475	262,505	2,279,736
Interest-sensitive liabilities:
Financing facility	7,680	—	—	—	—	—	7,680
Revolving warehouse and repurchase facilities	809,213	—	—	—	—	—	809,213
Financings on loans held for investment	104,942	155,785	423,947	225,845	78,897	170,320	1,159,736

Total interest-sensitive liabilities	921,835	155,785	423,947	225,845	78,897	170,320	1,976,629
Excess of interest - sensitive assets over interest-sensitive liabilities	(216,578)	67,731	184,320	115,871	59,578	92,185	303,107

Cumulative net interest - sensitivity gap	$(216,578)	$(148,847)	$35,473	$151,344	$210,922	$303,107	$303,107

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

Certain of our subsidiaries were defendants in Potteiger et. al. v. Aames Funding Corporation and Aames Financial Corporation, a collective action filed in February 2004 in the U.S. District Court of Minnesota. Plaintiff, a former loan officer of ours, filed this action on behalf of himself and current and former loan officers employed by us, and sought damages consisting of alleged unpaid overtime, statutory liquidated damages and attorneys’ fees and costs. As previously reported, we agreed to a mediated settlement of this case.

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

In September 2004, we received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to our business and lending practices in Iowa. We have cooperated and intend to continue to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, we cannot predict the outcome of the investigation and its effect, if any on our business in Iowa, which approximated 0.01% and 0.3% of total mortgage loan production during the six months ended June 30, 2005 and 2004.

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

Item 2.	Changes in Securities and Use of Proceeds—None

Item 3.	Defaults upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our annual meeting of stockholders on May 5, 2005.

(b)	Votes regarding the election of seven directors for terms expiring at the 2006 annual meeting of stockholders were as follows:

	For	Withheld
Jenne K. Britell	51,371,750	147,291
David H. Elliott	51,371,750	147,291
John F. Farrell, Jr.	51,319,417	199,624
A. Jay Meyerson	50,994,329	524,712
Mani A. Sadeghi	50,850,227	668,814
Robert A. Spass	50,886,809	632,232
Stephen E. Wall	51,235,655	283,386

(c)	Votes on the ratification of the appointment of Ernst & Young as independent auditors to serve for the 2005 calendar year were as follows:

For	Against	Abstentions and Broker Nonvotes
50,760,220	716,544	42,278

Item 5.	Other Information—None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1	Form of Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the registration statement on Form S-11 (333-113890) filed with the SEC on September 7, 2004 (“Amendment No. 3 to S-11”)).

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Aames Investment Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the registration statement on Form S-11 (333-113890) filed with the SEC on July 22, 2004 (“Amendment No. 2 to S-11”)).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to S-11).

10.1	Amended and Restated Aames Investment Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the 2004 10-K).

10.2	Registration Rights and Governance Agreement dated November 1, 2004 among Specialty Finance Partners, Capital Z Management LLC and Aames Investment (incorporated by reference to Exhibit 10.2 to the 2004 10-K).

10.3	Employment Agreement dated November 3, 2004 among Aames Investment Corporation, Aames Financial Corporation and A. Jay Meyerson (incorporated by reference to Exhibit 10.3 to the 2004 10-K).*

10.4	Form of Aames Investment Corporation Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.4 to the 2004 10-K).*

10.5(a)	Master Repurchase Agreement dated as of August 5, 2004 among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation, and Aames Funding Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 8 to the registration statement on Form S-11 (333-113890) filed with the SEC on October 27, 2004).

10.5(b)	Amendment No. 1 dated March 18, 2005 to Master Repurchase Agreement dated August 5, 2004 among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation, and Aames Funding Corporation (incorporated by reference to Exhibit 10.5(b) to the 2004 10-K).

10.5(c)	Amendment No. 2 to Master Repurchase Agreement dated as of June 20, 2005 by and among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation and Aames Funding Corporation.

10.5(d)	Extension Letter to the Master Repurchase Agreement dated as of July 29, 2005 by and among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation and Aames Funding Corporation.

10.6	Stock Purchase Agreement dated November 1, 2004 by and among Aames Investment Corporation, Friedman, Billings, Ramsey Group, Inc., Aames Financial Corporation, Aames TRS, Inc. and Aames Newco, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 10 to the registration statement on Form S-11 333-113890 filed with the SEC on October 29, 2004).

10.7	Registration Rights Agreement dated November 1, 2004 by and between Aames Investment Corporation, Inc. and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.7 to the 2004 10-K).

10.8(a)	Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(a) to the Aames Investment Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “September 2004 10-Q”)).

10.8(b)	Amendment No. 1 dated as of October 28, 2004 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(b) to the September 2004 10-Q).

10.8(c)	Amendment No. 3 dated as of January 7, 2005 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(c) to the 2004 10-K).

10.8(d)	Amendment No. 4 dated as of March 14, 2005 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(d) to the 2004 10-K).

Exhibit No.	Description

10.8(e)	Amendment No. 5 dated as of June 30, 2005 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation, Aames Investment Corporation and Morgan Stanley Bank dated October 2, 2004.

10.9	Amended and Restated Master Loan and Security Agreement dated as of April 28, 2005 among Aames Capital Corporation, Aames Investment Corporation and Citigroup Global Markets Realty Corp.

10.10(a)	Warehouse Loan and Security Agreement dated as of February 10, 2000 as Amended and Restated to and including February 4, 2005 among Aames Investment Corporation, Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.10 to the 2004 10-K).

10.10(b)	Amendment Number One to the Warehouse and Loan Security Agreement dated May 25, 2005 among Aames Investment Corporation, Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc.

10.10(c)	Amendment Number Two to the Warehouse and Loan Security Agreement dated June 20, 2005 among Aames Investment Corporation, Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc.

10.11(a)	Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans dated as of January 18, 2005 among Lehman Brothers Bank, FSB, Aames Capital Corporation and Aames Investment Corporation (incorporated by reference to Exhibit 10.11 to the 2004 10-K).

10.11(b)	First Amendment to Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans dated as of June 20, 2005 among Lehman Brothers Bank, FSB, Aames Capital Corporation and Aames Investment Corporation.

10.12(a)	Revolving Credit and Security Agreement dated as of July 1, 2003 among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.35(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2003).

10.12(b)	Amendment No. 3 to Revolving Credit and Security Agreement dated as of November 4, 2004 among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.12(b) to the 2004 10-K).

10.12(c)	Commitment Letter for the Revolving Credit and Security Agreement dated March 25, 2005 among Aames Capital Corporation, Aames Funding Corporation, Aames Investment Corporation, Aames Financial Corporation and Countrywide Warehouse Lending.

10.12(d)	Amendment No. 1 to the Countrywide Commitment Letter dated as of June 28, 2005.

10.12(e)	Amendment No. 4 to Revolving Credit and Security Agreement dated as of March 25, 2005 among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.12(e) to the Aames Investment Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.13	Office Lease dated as of September 15, 1998, between Colonnade Wilshire Corp. and Aames Financial Corporation for the premises located at 3731 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Exhibit 10.12 to the Aames Financial Corporation Form 10-K for the year ended June 30, 1999).

10.14(a)	Office Building Lease dated as of August 7, 1996 between Aames Financial Corporation and California Plaza IIA, LLC for the premises located at 350 S. Grand Avenue, Los Angeles, California (incorporated by reference to Exhibit 10.17(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 1997 (the “Aames Financial 1997 10-K”)).

10.14(b)	First Amendment to Office Building Lease dated as of August 15, 1997 between Aames Financial Corporation and California Plaza IIA, LLC (incorporated by reference to Exhibit 10.17(b) to the Aames Financial 1997 10-K).

10.14(c)	Second Amendment to Office Building Lease dated as of July 29, 2005 by and between EOP-TWO California Plaza, LLC and Aames Financial Corporation.

Exhibit No.	Description

10.15	Office Building Lease dated as of September 13, 2002 between Aames Financial Corporation and Jamboree LLC for the premises located at 3347 and 3351 Michelson Drive, Irvine, California (incorporated by reference to Exhibit 10.18 to the Aames Financial Corporation Form 10-K for the fiscal year ended June 30, 2002.).

10.16	Director Compensation Plan Summary (incorporated by reference to Exhibit 99.1 to the Aames Investment Corporation Current Report on Form 8-K/A dated March 23, 2005 filed with the SEC on March 31, 2005).*

10.17	2005 Executive Management Incentive Compensation Plan Summary (incorporated by reference to the Exhibit 10.17 to the 2004 10-K).*

10.18	Employment Agreement dated July 18, 2005 among Aames Investment Corporation, Aames Financial Corporation and John A. Vella.*

11.1	Computation of Basic and Diluted Net Income per Common Share.

31.1	Certification of A. Jay Meyerson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jon D. Van Deuren pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES INVESTMENT CORPORATION

Dated: August 15, 2005	By:	/s/ JON D. VAN DEUREN
Jon D. Van Deuren
Executive Vice President—Finance and
Chief Financial Officer