Form 10-Q
period 2005-09-30
AAMES INVESTMENT CORP
filed 2005-11-15
CIK 1282552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 4, 2005, Registrant had 61,793,771 shares of common stock outstanding.

Item 1.    Financial Statements

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Unrestricted	$43,162	$31,641
Restricted	91,388	6,139
Loans held for sale, at lower of cost or market	632,515	484,963
Loans held for investment, net	4,187,076	1,725,046
Advances and other receivables, net	34,404	22,740
Residual interests, at estimated fair value	—	39,082
Deferred income taxes	28,401	28,401
Equipment and improvements, net	9,567	8,840
Prepaid expenses and other	36,470	22,076
Derivative financial instruments, at estimated fair value	63,448	31,947

Total assets	$5,126,431	$2,400,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Financings on loans held for investment	$4,137,790	$1,157,470
Revolving warehouse and repurchase facilities	596,440	809,213
Borrowings	—	7,680
Accounts payable and accrued expenses	74,841	63,242
Accrued dividends	—	3,780
Income taxes payable	612	1,864

Total liabilities	4,809,683	2,043,249

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; 160,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01 per share; 500,000,000 shares authorized; 61,664,705 shares and 61,360,271 shares issued and outstanding	617	614
Additional paid-in capital	655,328	655,437
Retained deficit	(339,197)	(298,425)

Total stockholders’ equity	316,748	357,626

Total liabilities and stockholders’ equity	$5,126,431	$2,400,875

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income	$100,991	$24,210	$229,586	$61,157
Interest expense	45,314	10,099	103,676	23,962

Net interest income	55,677	14,111	125,910	37,195
Provision for losses on loans held for investment	13,000	—	31,365	—

Net interest income after provision for loan losses	42,677	14,111	94,545	37,195

Noninterest income:
Gain on sale of loans	19,580	49,458	29,929	167,349
Loan servicing	1,720	2,251	4,124	5,902

Total noninterest income	21,300	51,709	34,053	173,251

Net interest income after provision for loan losses and noninterest income	63,977	65,820	128,598	210,446

Noninterest expense:
Personnel	23,783	22,596	67,110	80,544
Production	9,258	8,560	26,635	27,899
General and administrative	10,312	11,519	36,140	33,686

Total noninterest expense	43,353	42,675	129,885	142,129

Income (loss) before income taxes	20,624	23,145	(1,287)	68,317
Income tax provision (benefit)	(661)	(5,272)	770	(4,970)

Net income (loss)	$21,285	$28,417	$(2,057)	$73,287

Net income (loss) to common stockholders:
Basic	$21,285	$25,548	$(2,057)	$64,680
Diluted	$21,285	$28,939	$(2,057)	$73,287

Net income (loss) per common share:
Basic	$0.34	$3.55	$(0.03)	$9.03
Diluted	$0.34	$0.28	$(0.03)	$0.71

Dividends per common share—declared	$0.34	$—	$0.61	$—

Weighted average number of common shares outstanding:
Basic	62,444	7,192	62,519	7,161
Diluted	62,533	103,656	62,519	103,374

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Total
December 31, 2004	$614	$655,437	$(298,425)	$357,626
Net loss	—	—	(2,057)	(2,057)
Conversions and cancellations of restricted stock units	3	(1,320)	—	(1,317)
Stock-based compensation related to restricted stock awards	—	1,239	—	1,239
Equity issuance expenses	—	(28)	—	(28)
Dividends on common stock	—	—	(38,715)	(38,715)

September 30, 2005	$617	$655,328	$(339,197)	$316,748

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(2,057)	$73,287
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for losses on loans held for investment	31,365	—
Depreciation and amortization	2,463	3,031
Stock-based compensation	1,239	—
Accretion of discount on residual interests	—	(972)
Deferred income taxes	—	(11,700)
Mark-to-market (gain) loss on derivative financial instruments	(5,157)	(213)
Loans held for sale:
Originations and purchases	(4,871,926)	(5,710,109)
Proceeds from sales	4,724,374	5,464,888

Net increase in loans held for sale	(147,552)	(245,221)

Decrease (increase) in:
Advances and other receivables, net	(11,664)	2,898
Residual interests	39,082	10,956
Prepaid expenses and other	(14,394)	(897)
Derivative financial instruments	(26,344)	(11,340)
Increase (decrease) in:
Accounts payable and accrued expenses	10,282	29,054
Income taxes payable	(1,252)	2,233

Net cash used in operating activities	(123,989)	(148,884)

Cash flows from investing activities:
Increase in loans held for investment	(2,493,395)	—
Purchases of equipment and improvements	(3,190)	(2,727)

Net cash used in investment activities	(2,496,585)	(2,727)

Cash flows from financing activities:
Reduction in borrowings	(7,680)	(12,193)
Payment of common stock dividends	(42,495)	—
Payment of preferred stock dividends	—	(8,607)
Financing on loans held for investment	2,980,320	—
Net proceeds from (reductions in) revolving warehouse and repurchase facilities	(212,773)	182,044
Proceeds from exercise of common stock options	—	231
Payment of expenses related to equity issuance	(28)	—

Net cash provided by financing activities	2,717,344	161,475

Net increase in cash and cash equivalents	96,770	9,864
Cash and cash equivalents, beginning of period	37,780	11,611

Cash and cash equivalents, end of period	$134,550	$21,475

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    General and Basis of Presentation

General.    Aames Investment Corporation (“Aames Investment”) is a mortgage real estate investment trust, or REIT, which manages a portfolio of high yielding, subprime residential mortgage loans. Its principal subsidiary, Aames Financial Corporation (“Aames Financial’), is a national mortgage banking company, started in 1954, which focuses primarily on originating, selling and servicing residential mortgage loans through both wholesale and retail channels under the name “Aames Home Loan.” Aames Investment, together with its subsidiaries, is collectively referred to as the “Company.”

Aames Investment is a Maryland corporation and was incorporated on February 24, 2004. On November 5, 2004, Aames Investment completed a $297.5 million initial public offering of 35.0 million common shares and a $39.5 million concurrent private placement of 5.0 million shares of common stock. Subsequently, on November 24, 2004, Aames Investment sold an additional 5.3 million shares of common stock in an over-allotment transaction. All of the common shares sold were priced at $8.50 per share, less certain discounts.

On November 9, 2004, Aames Investment completed its reorganization with Aames Financial Corporation, formerly Aames Investment’s parent company. The reorganization transaction was accounted for as a recapitalization-restructuring of entities under common control with no change in accounting basis. The common shares of Aames Financial and the Series B, C and D Convertible Preferred Stock were exchanged in connection with the reorganization.

At September 30, 2005, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, “Capital Z”) and others affiliated with Capital Z together owned approximately 14.0 million shares, or approximately 23.0% of the Company’s common shares outstanding. Representatives of Capital Z currently have two seats on the Company’s seven member Board of Directors.

Aames Investment elected to qualify as a REIT for U.S. federal income tax purposes. Aames Financial Corporation is the taxable REIT subsidiary (“TRS”) of Aames Investment.

Aames Investment’s strategy is to use its equity capital and funds borrowed under revolving warehouse and repurchase facilities to finance mortgage loan originations, and to use those financing sources together with on-balance sheet securitizations to finance its REIT portfolio of mortgage loans. Aames Investment will retain in its REIT portfolio a portion of these loans, largely hybrid/adjustable rate mortgage loans. Aames Investment will sell the remainder, including a majority of the fixed-rate mortgage loans originated, on a whole loan servicing-released basis to third parties.

The Company’s principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers’ access to credit. Mortgage loans originated are extended on the basis of equity in the borrower’s property and the creditworthiness of the borrower.

Basis of Presentation.    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles in the United States have been omitted.

The condensed consolidated financial statements include the accounts of the Company after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full calendar year.

Note 2.    Cash and Cash Equivalents

At September 30, 2005 and December 31, 2004, the Company had $79.1 million and $7.0 million of overnight investments, respectively.

The Company services the mortgage loans in its portfolio of loans held for investment, subservices mortgage loans for others on a long-term basis and services mortgage loans on an interim basis, which consist of loans held for sale and loans subserviced for others. The Company also serviced the mortgage loans in certain of its off-balance sheet securitization trusts.

During the nine months ended September 30, 2005, the Company called the seven remaining off-balance sheet trusts for which we serviced the loans, with the last five of these called on June 15, 2005. In its mortgage loan servicing capacity, the Company collected certain funds from borrowers and placed the funds in segregated trust accounts which totaled $29.4 million at December 31, 2004. These accounts and corresponding liabilities are not included in the accompanying consolidated balance sheet at December 31, 2004.

Note 3.    Loans Held for Sale

The following table summarizes the composition of the Company’s loans held for sale as of the dates indicated (in thousands):

	September 30, 2005	December 31, 2004
Loans held for sale:
Unpaid principal balance	$636,414	$487,969
Net deferred loan (fees) costs	(1,160)	1,228
Valuation allowance	(2,739)	(4,234)

Loans held for sale, at lower of cost or market	$632,515	$484,963

The Company maintains a lower-of-cost-or-market (“LOCOM”) valuation allowance for certain loans held for sale that are severely delinquent, have suffered declines in market value, had credit deterioration, have significant collateral deficiencies or have other attributes that reduce their sale potential. Activity in the valuation allowance during the three and nine months ended September 30, 2005 was as follows (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Balance, beginning of period	$3,493	$4,234
LOCOM provision	1,422	9,489
Charge-offs	(2,216)	(11,074)
Recoveries	40	90

Net charge-offs	(2,176)	(10,984)

Balance, end of period	$2,739	$2,739

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4.    Loans Held for Investment, Net

The following table summarizes loans held for investment, net, at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Loans held for investment:
Securitized	$4,173,048	$1,187,435
Not yet securitized	36,407	531,261

	4,209,455	1,718,696
Add: Net deferred loan costs	10,910	8,250
Less: Allowance for loan losses	(33,289)	(1,900)

Loans held for investment, net	$4,187,076	$1,725,046

Activity in the allowance for loan losses during the periods presented was as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Balance, beginning of period	$20,265	$1,900
Provision	13,000	31,365
Charge-offs	(8)	(8)
Recoveries	32	32

Net recoveries (charge-offs)	24	24

Balance, end of period	$33,289	$33,289

The above allowance activity does not include losses on certain early prepayment representation and warranty claims on loans transferred to loans held for sale and which are accounted for in the Company’s representation and warranty reserve.

Note 5.    Other Liabilities

Included in other liabilities is the Company’s representation and warranty reserve representing the estimated representation and warranty obligations on loans previously sold. Activity in the representation and warranty reserve during the three and nine months ended September 30, 2005 was as follows (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Balance, beginning of period	$9,468	$13,137
Provision (benefit) for representation, warranty and other miscellaneous losses	2,374	(293)
Charge-offs	—	(1,002)

Balance, end of period	$11,842	$11,842

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6.    Basic and Diluted Net Income (Loss) Per Common Share

The following table sets forth information regarding basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic net income (loss) per common share:
Net income (loss)	$21,285	$28,417	$(2,057)	$73,287
Less: Accrued dividends on Series B, C and D Convertible Preferred Stock	—	(2,869)	—	(8,607)

Basic net income (loss) to common stockholders	$21,285	$25,548	$(2,057)	$64,680

Basic weighted average number of common shares outstanding	62,444	7,192	62,519	7,161

Basic net income (loss) per common share	$0.34	$3.55	$(0.03)	$9.03

Diluted net income (loss) per common share:
Basic net income (loss) to common stockholders	$21,285	$25,548	$(2,057)	$64,680
Plus: Accrued dividends on Series B, C and D Convertible Preferred Stock	—	2,869	—	8,607
Plus: Interest on 5.5% Convertible Subordinated Debentures	—	522	—	—

Diluted net income (loss) to common stockholders	$21,285	$28,939	$(2,057)	$73,287

Basic weighted average number of common shares outstanding	62,444	7,192	62,519	7,161
Plus: Incremental shares from assumed conversions of:
Series B, C and D Convertible Preferred Stock	—	85,049	—	85,061
5.5% Convertible Subordinated Debentures	—	824	—	—
Restricted Stock Awards	89	—	—	—
Plus: Incremental shares from assumed exercise of:
Warrants	—	3,410	—	3,546
Common Stock Options	—	7,181	—	7,606

Diluted weighted average number of common shares outstanding	62,533	103,656	62,519	103,374

Diluted net income (loss) per common share	$0.34	$0.28	$(0.03)	$0.71

Note 7.    Pro Forma Stock-Based Compensation

Through June 30, 2004, the Company compensated employees through the issuance of common stock options in accordance with the Aames Financial Corporation Stock Option Plan dated February 10, 1999, as amended (the “1999 Plan”). The 1999 Plan provided for the issuance of options to purchase shares of the Company’s common stock to officers, key executives and consultants of the Company. The 1999 Plan was ultimately replaced by the 2004 Aames Investment Corporation Equity Incentive Plan (the “2004 EIP”) on November 5, 2004. Pursuant to the 2004 EIP, both restricted stock units and restricted stock awards were issued. Since November 5, 2004, there are no longer any stock options outstanding.

At September 30, 2005, none of the restricted stock awards had vested.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the nine months ended September 30, 2005, activity in restricted stock units and awards were as follows:

Number
Restricted Stock Units (“RSUs”):
Balance, December 31, 2004	1,232,520
Granted	—
Cancelled(1)	(154,140)
Converted	(304,434)

Balance, September 30, 2005	773,946

Number
Restricted Stock Awards:
Balance, December 31, 2004	800,000
Granted	389,160
Expired	(119,785)
Converted	—

Balance, September 30, 2005	1,069,375

(1)	Cancellations of RSUs represent RSUs that were returned to the Company to settle payroll tax obligations upon conversion of RSUs to common stock.

As permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company recognized compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Had compensation been recorded in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share data would have reflected the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	N/A	$28,417	N/A	$73,287
Pro forma(1)	N/A	28,164	N/A	71,853
Basic income to common stockholders:
As reported	N/A	$25,548	N/A	$64,680
Pro forma(1)	N/A	25,295	N/A	63,246
Diluted income to common stockholders:
As reported	N/A	$28,939	N/A	$73,287
Pro forma(1)	N/A	28,686	N/A	71,853
Basic income per common share:
As reported	N/A	$3.55	N/A	$9.03
Pro forma	N/A	3.52	N/A	8.83
Diluted income per common share:
As reported	N/A	$0.28	N/A	$0.71
Pro forma	N/A	0.28	N/A	0.70

(1)	The pro forma stock-based compensation cost, net of tax effects, was $0.3 million and $1.4 million during the three and nine months ended September 30, 2004, respectively.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	N/A	0.00%	N/A	0.00%
Expected volatility	N/A	103.00%	N/A	103.00%
Risk-free interest rate	N/A	3.00%	N/A	3.00%
Expected life of option	N/A	4.5 years	N/A	4.5 years

In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of SFAS 123. This Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R requires measurement of fair value of employee stock options using an option pricing model that takes into account the awarded options’ unique characteristics. SFAS 123R requires charging the recognized cost to expense over the period the employee provides services to earn the award, generally its vesting period. In April of 2005, the Securities and Exchange Commission (“SEC”) revised the required adoption date of SFAS 123R. As a result of this change, the Company is required to adopt SFAS 123R effective January 1, 2006. We do not expect that the adoption of SFAS 123R will have a material impact on our consolidated financial statements.

Note 8.    Income Taxes

Aames Investment elected to be treated as a real estate investment trust, or REIT, for U.S. federal tax purposes. As a REIT, Aames Investment is not subject to federal income taxes at the parent company level to the extent that it distributes at least 90% of the REIT’s taxable income to its stockholders and complies with certain other requirements. Other requirements include meeting certain percentage requirements for assets and income that effectively serve to focus the REIT’s investments into mortgage loans secured by real estate, including mortgage-backed securities and other qualifying investments. Holdings of non-real estate and portfolio investments is limited, such that no more than 20% of the value of Aames Investment’s total assets may consist of securities of one or more taxable REIT subsidiaries, as discussed below. Aames Investment intends to distribute 100% of its REIT taxable income; therefore, no provision for income taxes has been made.

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

During the three months ended September 30, 2005 and 2004, the Company recorded an income tax benefit of $0.7 million and $5.3 million, respectively. The Company’s $0.7 million income tax benefit for the three months ended September 30, 2005 differed from an expected federal income tax provision of $7.2 million calculated at the federal marginal tax rate of 35.0% due to the $8.6 million income tax benefit related to the non-taxability of the REIT earnings less the $1.5 million income tax provision resulting from the increase in the tax valuation allowance, partially offset by the $0.8 million state tax benefit. The Company’s $5.3 million

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

income tax benefit for the three months ended September 30, 2004 differed from an expected federal income tax provision of $8.1 million calculated at the federal marginal tax rate of 35.0% due to the $13.4 million decrease in the tax valuation allowance.

During the nine months ended September 30, 2005 and 2004, the Company recorded an income tax provision (benefit) of $0.8 million and $(5.0) million, respectively. The Company’s $0.8 million income tax provision for the nine months ended September 30, 2005 differed from an expected federal income tax benefit of $(0.5) million calculated at the federal marginal tax rate of 35.0% due to the $17.5 million income tax benefit related to the non-taxability of the REIT earnings less the $20.9 million income tax provision resulting from the increase in the tax valuation allowance, partially offset by the $2.1 million state tax benefit. The Company’s $(5.0) million income tax benefit for the nine months ended September 30, 2004 differed from an expected federal income tax provision of $23.9 million calculated at the federal marginal tax rate of 35.0% due to the $29.1 million decrease in the tax valuation allowance, partially offset by a $0.2 million state tax provision.

At September 30, 2005, the Company had recognized $28.4 million of net deferred tax assets based upon its determination that it is more likely than not that it will realize such assets in future periods.

The following table reconciles pretax accounting income of the parent company, Aames Investment, as determined for financial statement purposes, to estimated taxable income for the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Pre-tax accounting income	$24,540	$49,932
Add (subtract):
Tax basis adjustments, net	(2,108)	9,330

Estimated taxable income	$22,432	$59,262

The following table presents the Company’s quarterly dividends per common share declared during 2005:

Cash Dividend	Quarter Ended	Announcement Date	Ex-Dividend Date	Record Date	Payable Date
$ 0.35	September 30, 2005	October 18, 2005	October 26, 2005	October 28, 2005	November 7, 2005
$ 0.34	June 30, 2005	July 19, 2005	July 26, 2005	July 28, 2005	August 8, 2005
$ 0.27	March 31, 2005	April 19, 2005	April 27, 2005	April 29, 2005	May 9, 2005

Note 9.    Reclassifications

Certain amounts related to September 30, 2004 have been reclassified to conform to the September 30, 2005 presentation.

Note 10.    Commitments and Contingencies

On April 27, 2004, Aames Financial received a civil investigative demand from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to Aames Financial’s business and lending practices. The demand was issued pursuant to an April 8, 2004

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On September 7, 2004, Aames Financial received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to its business and lending practices in Iowa. Aames Financial has cooperated and intends to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, Aames Financial cannot predict the outcome of the investigation and its effect, if any, on its business in Iowa, which approximated 0.02% and 0.27% of total mortgage loan production during the nine months ended September 30, 2005 and 2004, respectively.

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

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11.    Parent Company Information

The following tables present the condensed balance sheet of Aames Investment Corporation (parent company only, prior to intercompany elimination entries) at September 30, 2005 and the related condensed statement of operations for the three and nine months then ended (in thousands):

September 30, 2005
Balance Sheet
Assets
Cash and cash equivalents:
Unrestricted	$6,795
Restricted	91,388
Loans held for investment, net:
Securitized	4,173,048
Not yet securitized	36,407
Net deferred loan origination costs	10,910
Deferred loan acquisition premium	47,964
Allowance for loan losses	(33,289)

Total loans held for investment, net	4,235,040

Investment in subsidiaries	100,801
Accrued interest and other	52,587
Derivative financial instruments, at estimated fair value	63,448

$4,550,059

Liabilities and Stockholders’ Equity
Financings on loans held for investment	$4,137,790
Revolving warehouse and repurchase facilities	22,992
Other liabilities	24,565

4,185,347
Stockholders’ equity	364,712

$4,550,059

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Statements of Operations
Net interest income	$40,823	$88,779
Provision for losses on loans held for investment	(13,000)	(31,365)

Net interest income after provision for loan losses	27,823	57,414
Noninterest expense	(3,283)	(7,482)

Income before equity in undistributed net loss of subsidiary	24,540	49,932
Equity in undistributed net loss of subsidiary	(317)	(33,252)

Net income	$24,223	$16,680

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion includes Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk. This section should be read in conjunction with the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Forward-looking Information

This report may contain forward-looking statements under federal securities laws. These statements are based on management’s current expectations and beliefs and are subject to a number of trends and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The risks and uncertainties that may cause the company’s performance and results to vary include: (i) limited cash flow to fund operations and dependence on short-term financing facilities; (ii) changes in overall economic conditions and interest rates; (iii) increased delinquency rates in the portfolio; (iv) intense competition in the mortgage lending industry; (v) adverse changes in the securitization and whole loan market for mortgage loans; (vi) declines in real estate values; (vii) an inability to originate subprime hybrid/adjustable mortgage loans; (viii) obligations to repurchase mortgage loans and indemnify investors; (ix) concentration of operations in California, Florida, New York and Texas; the occurrence of natural disasters (including the adverse impact of hurricanes Katrina, Rita and Wilma); (x) extensive government regulation; and (xi) an inability to comply with the federal tax requirements applicable to REITs and effectively operate within limitations imposed on REITs by federal tax rules. For a more complete discussion of these risks and uncertainties and information relating to the company, see the Form 10-K for the year ended December 31, 2004 and other filings with the SEC made by the company. Aames Investment expressly disclaims any obligation to update or revise any forward-looking statements in this report.

General

Aames Investment, a mortgage real estate investment trust, or REIT, was formed in February 2004 to build and manage a portfolio of high yielding subprime residential mortgage loans to offer its stockholders the opportunity for attractive dividend yields and earnings growth. In November 2004, we completed an initial public offering, and, concurrently with that offering, a reorganization with Aames Financial, formerly our parent company. As a result of the reorganization, Aames Financial became a wholly owned subsidiary of ours. Aames Financial is a national mortgage banking company, started in 1954, which focuses primarily on originating, selling and servicing residential mortgage loans through both wholesale and retail channels under the name “Aames Home Loan.” Our strategy is to use our equity capital and funds borrowed under revolving warehouse and repurchase facilities to finance our mortgage loan originations, and to use those financing sources together with on-balance sheet securitizations to finance our REIT portfolio of mortgage loans. We retain in our REIT portfolio some of our mortgage loan originations, largely hybrid/adjustable rate mortgage loans or ARMs, which accounted for 76.6% of our loan production during the nine months ended September 30, 2005. We sell the remainder, including a majority of the fixed-rate mortgage loans that we originate, on a whole loan, servicing-released basis to third parties.

We elected to qualify as a REIT for U.S. federal income tax purposes. Aames Financial is our taxable REIT subsidiary, or TRS. As a REIT, we generally are not subject to U.S. federal income tax on the REIT income that we distribute to our stockholders. We distribute a majority of the earnings from our REIT portfolio to our stockholders, while growing our equity capital base by retaining a portion of Aames Financial’s earnings. The taxable income generated by Aames Financial is subject to regular corporate income tax.

On September 27, 2005, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission (“SEC”) for the purpose of selling our common stock, preferred stock, debt securities or other securities in one or more offerings up to an aggregate dollar amount of $500.0 million. We intend to use the proceeds from any sale of these securities for general corporate purposes, which includes continuing to build a portfolio of self-originated mortgage loans, for general working capital purposes and to reduce short-term indebtedness. As part of the Form S-3 filing, we also registered 5.0 million shares of common stock to be issued in connection with our Dividend Reinvestment and Direct Stock Purchase Plan.

Business Strategy

Our goal is to maximize stockholder value and increase earnings by:

•	Building a portfolio of high yielding subprime residential mortgage loans and leveraging our equity to increase the size of our REIT portfolio of mortgage loans and our returns while at the same time managing our financing costs and the increased risk of loss associated with our leverage;

•	Continuing to improve our efficiency and loan quality and serving as a highly efficient originator. We intend to accomplish this by increasing the use of technology to streamline further our loan origination and underwriting processes. We intend to rigorously apply and continuously improve our underwriting criteria and processes in order to minimize defaults and losses and by collecting comprehensive performance data on our REIT portfolio of mortgage loans to refine our underwriting guidelines and risk-based pricing;

•	Growing our loan originations by growing both our retail and wholesale channels, improving market penetration in our existing markets, and building the “Aames Home Loan” brand. In addition, we will continue to originate loan products that are less sensitive to increases in interest rates than rate-term refinance mortgage loans, such as purchase money mortgage loans and cash-out refinance loans, which we believe makes our originations less vulnerable to declines resulting from increases in interest rates;

•	Selling a portion of Aames Financial’s mortgage loan production on a whole loan, servicing-released basis into the secondary markets so as to maximize its earnings. We will sell the loans we do not retain for our REIT portfolio to third parties to capture gain on sale income from these loans and grow our equity capital on a consolidated basis; and

•	Servicing our loans to enhance the performance of our REIT portfolio of mortgage loans, and growing our servicing operation with our REIT portfolio which will lower our per loan servicing costs through economies of scale.

The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”, included in our Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that we will be able to accomplish the above strategies.

Mortgage Portfolio Management

We invest in subprime one-to-four family, residential mortgage loans, operating as a long-term portfolio investor. We purchase loans originated by our subsidiary, Aames Financial, that we anticipate holding on our balance sheet in our REIT portfolio, largely hybrid/adjustable rate mortgage loans. Aames Financial retains the servicing rights to those loans.

To provide us with long-term financing for our REIT portfolio of mortgage loans, we securitize substantially all of those loans through on-balance sheet transactions structured as financings rather than sales for both tax and financial accounting purposes. Accordingly, these loans will remain on our consolidated balance sheet as an asset and reported as “Loans held for investment, net,” while the underlying bonds issued through the securitization will be reported as a liability, “Financings on loans held for investment.” Thus, we will record interest income generated by the mortgage loans and recognize interest expense on the related bonds over the life of the mortgage loan pool, rather than generate a gain or loss at the time of the securitization.

Managing Interest Rate Risk

The hybrid/adjustable rate mortgage loans in our REIT portfolio may have a fixed rate for two, three or five years prior to their first adjustment, while the related on-balance sheet securitization debt may have rates that adjust monthly. As a result, our net interest income and cash flow could be negatively impacted by changes in short-term interest rates. To counteract this possibility, we may hedge the aggregate risk of interest rate fluctuations with respect to our borrowing index. We generally intend to hedge only the risk related to changes in the benchmark interest rate used in the variable rate index, usually a London Interbank Offered Rate, known as LIBOR, or a U.S. Treasury rate.

To reduce these risks, we may enter into interest rate cap agreements whereby, in exchange for a fee, we would be reimbursed for interest paid in excess of a certain capped rate. With respect to interest rate cap agreements, any net payments under, or fluctuations in the fair value of, these cap agreements would be recorded in current income.

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

REIT Compliance

We elected to qualify as a REIT for U.S. federal income tax purposes. Aames Financial has continued its operations as our primary mortgage origination and servicing subsidiary. To meet some of the REIT qualification requirements, we conduct our loan sales, as well as other servicing and origination functions, through Aames Financial, our taxable REIT subsidiary. All loans are sourced, underwritten and processed by Aames Financial. We purchase from Aames Financial the loans that we anticipate holding on our balance sheet in our REIT portfolio, largely hybrid/adjustable rate mortgage loans, and Aames Financial sells the remainder of the loans it originates, including a majority of its fixed-rate mortgage loans, to third parties. We are required to purchase loans from Aames Financial at fair market value and Aames Financial is subject to corporate income tax on any taxable gain it recognizes on the sale.

U.S. federal income tax law requires that a REIT distribute annually to its stockholders at least 90% of its taxable income, excluding the retained earnings of any taxable REIT subsidiary it owns. If we distribute all of our taxable income to our stockholders, we will not be subject to U.S. federal income tax and will not record a provision for income taxes. We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to our common stockholders. Any taxable income generated by Aames Financial will be subject to regular corporate income tax and Aames Financial will continue to record a provision for income taxes. However, we anticipate that Aames Financial will have substantially lower effective tax rates due to historical net operating loss carryforwards for U.S. federal income tax purposes. Subject to annual limitations, these losses are available to offset future income. Aames Financial may retain any income it generates, net of any tax liability it incurs on that income, without affecting the REIT distribution requirements. If Aames Financial chooses to pay a dividend to us, the dividend could be included in the REIT distribution. Any distributions that Aames Financial makes in the future will be at the discretion of its board of directors and will depend on, among other things, its actual results of operations and liquidity levels.

Mortgage Originations

We purchase subprime, one-to-four family residential mortgage loans that Aames Financial originates. These loan originations are significant to our financial results because we hold a majority of the loans we originate in our on-balance sheet REIT portfolio of loans held for investment. The loans originated that are not retained in our REIT portfolio are sold to the secondary markets.

Our principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers’ access to credit. These types of borrowers generally pay higher mortgage loan origination fees and interest rates than those charged by conventional lending sources. We believe that these borrowers continue to present an opportunity for the Company to earn a return commensurate with the risk assumed. Our residential mortgage loans, which include fixed and hybrid/adjustable rate loans, are generally used by borrowers to consolidate indebtedness, finance other consumer needs or purchase homes. We believe that while our loan origination volume is affected by general levels of interest rates, because a majority of our loan originations are cash-out refinancings and purchase money loans, our loan origination volume is generally less cyclical than conventional mortgage lending, which has a higher percentage of rate/term refinance loans.

Mortgage Loan Sales to Third Parties and Off-Balance Sheet Securitizations

Aames Financial will sell whole loans not retained for the REIT portfolio to third parties on a servicing-released basis to capture gain on sale income from these loans and to grow our equity capital base on a consolidated basis. Aames Financial does not currently sell loans in off-balance sheet securitizations; however, Aames Financial may in the future sell a portion of its loans in off-balance sheet securitizations depending on market conditions at that time. Aames Financial generally sells these loans within 45 days of funding and services these loans during the period between origination and transfer of servicing to the buyer, which is generally within 90 days after the sale of the loan. Aames Financial generates income primarily from:

•	gain on sale income, which includes the premiums received on the sale of the loan,

•	net interest income earned on its loans held prior to sale,

•	points and fees charged to borrowers, less any yield spread premiums paid to wholesale brokers during the loan origination process, and

•	loan servicing income earned on its loans held prior to sale, loans retained in our REIT portfolio and loans owned by others.

Aames Financial uses the majority of the net proceeds of its loan sales to pay down its warehouse and repurchase facilities to increase capacity under these facilities for future funding of mortgage loans. Proceeds we receive from financings on loans held for investment are also used to pay down our warehouse and repurchase facilities.

Mortgage Loan Servicing

Aames Financial services residential mortgage loans held in its portfolio prior to sale, held in our REIT portfolio and, to a much lesser extent, for others. Loan servicing remains an integral part of our business operation. We believe that maintaining contact with our borrowers is critical in managing credit risk and in borrower retention. Subprime borrowers are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address these problems. Borrowers may be more motivated to refinance their mortgage loans either by improving their personal credit or due to a decrease in interest rates. By keeping in close touch with borrowers, we can provide them with information about our products to encourage them to refinance with us. Mortgage loan servicing provides fee income for Aames Financial in the form of normal customer service and processing fees.

Critical Accounting Policies

Owning a Portfolio of Hybrid/Adjustable Rate Mortgage Loans.    We have a portfolio of loans held for investment in addition to Aames Financial’s portfolio of loans held for sale. Accordingly, the presentation of interest income and expense on these two portfolios has been modified from that which Aames Financial shows in its historical consolidated financial statements. We differentiate our interest income and expense into two components: “Interest income—loans held for sale” and “Interest income—loans held for investment.” Interest expense is also differentiated between “Interest expense—loans held for sale” and “Interest expense—loans held for investment.” We also record a provision for loan losses on loans held for investment, which increases our allowance for loan losses, based on an estimate of probable and inherent losses in our portfolio of loans held for investment.

Our investment portfolio of loans is shown on our balance sheet as “Loans held for investment.” Prior to our REIT reorganization, all loans were shown as “Loans held for sale, at lower of cost or market.” Because Aames Financial intends to sell a portion of its loans, we continue to show these loans as “Loans held for sale, at lower of cost or market.” Bonds that we issue to finance our portfolio of loans held for investment are shown as “Financings on loans held for investment.” Warehouse financing of our loans held for sale and loans held for investment but not yet securitized are shown as “Revolving warehouse and repurchase facilities.”

Upon implementing our REIT business plan, we employed two critical accounting policies, one of which is related to our financing strategy of using on-balance sheet securitizations and one of which is related to our REIT conversion. These policies are:

•	Allowance for losses on mortgage loans held for investment; and

•	Accounting for transfers and servicing of financial assets.

Allowance for Losses on Mortgage Loans Held for Investment.    For mortgage loans held for investment, we maintain an allowance for loan losses based on our estimate of losses inherent and probable as of the balance sheet date. We evaluate the adequacy of this allowance quarterly, giving consideration to factors such as the current performance of the loans, historical performance of similar loans, credit characteristics of the portfolio, the value of the underlying collateral and the general economic environment. In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Using historic experience and taking into consideration the factors above, we estimate an allowance for loan losses, which we believe is adequate for probable and inherent losses in the portfolio of mortgage loans held for investment. Provisions for losses are charged to our consolidated statement of operations. Charge-offs of mortgage loans held for investment are charged to the allowance. While we use available information to estimate losses on loans held for investment, future additions to the allowance may be necessary based on changes in estimates resulting from economic and other conditions.

Accounting for Transfers and Servicing of Financial Assets.    We have a portfolio of loans held for investment generated through on-balance sheet securitizations and must comply with the provisions of FASB Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) related to each securitization. SFAS 140 is an accounting pronouncement that sets forth the criteria applicable to determining whether a transfer of financial assets is to be treated as a sale or a secured financing under generally accepted accounting principles, or GAAP. We intend for our on-balance sheet securitizations to be treated as secured financings and, accordingly, one of our critical accounting policies is compliance with the SFAS 140 requirements necessary to obtain secured financing treatment for our securitizations. In addition, our strategy of retaining mortgage loans in our securitization pools on our balance sheet reduced the number of loans we sold during the nine months ended September 30, 2005 when we built our retained portfolio, which reduced the total gain on sale of loans during the period. Our strategy of maintaining our leverage in our portfolio and growing our portfolio over time will continue to reduce the number of loans sold to third parties compared to periods prior to our REIT conversion.

Gain on Sale of Loans Held for Sale.    Our current loan disposition strategy relies on whole loan sales. We sell our loans in whole loan sale transactions on a cash basis. In whole loan sale transactions, the buyer acquires all future rights (including mortgage servicing rights) to the loans, without recourse, except for standard representations and warranties. Gains and losses on whole loan sales are recognized when we surrender control over the loans (generally on the settlement date) based upon the difference between the proceeds received and the net carrying amount of the loans, less the provision for representation, warranty and other miscellaneous losses recorded on the settlement date to cover repurchases, if any, for loans that have a first or early payment default to the purchaser or otherwise breach representations and warranties.

Accounting for Off-Balance Sheet Securitizations.    During the three months ended September 30, 2005, we did not dispose of any of our mortgage loans in off-balance sheet securitization transactions. Previously, our retained residual interests related to off-balance sheet securitizations which closed prior to and during the year ended June 30, 2000. We called the seven remaining securitization trusts in which we retained residual interests during the nine months ended September 30, 2005, with the last five securitization trusts having been called on June 15, 2005. No adjustments to the carrying values of the retained residual interests were deemed necessary as a result of calling these securitization trusts. In addition, during the period of January 1, 2005 through June 15, 2005, the actual performance of our retained residual interests as compared to the key assumptions and estimates used to evaluate their carrying value (i.e., credit losses, rate of prepayment and discount rate) did not result in write-downs.

Performing mortgage loan collateral received in the call was placed into the portfolio of loans held for investment for inclusion in the securitization that closed during the three months ended September 30, 2005.

Accounting for Income Taxes.    We elected to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes. This means that generally we are not subject to U.S. federal income taxes on the REIT income that we distribute to our stockholders.

Aames Financial’s taxable income is subject to regular corporate income tax. Taxes are provided on substantially all income and expense items included in the earnings of Aames Financial, regardless of the period in which such items are recognized for tax purposes. We use an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financing statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than the enactment of changes in the tax law or rates.

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

Results of Operations

The following table sets forth information regarding our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income	$100,991	$24,210	$229,586	$61,157
Interest expense	45,314	10,099	103,676	23,962

Net interest income	55,677	14,111	125,910	37,195
Provision for losses on loans held for investment	13,000	—	31,365	—

Net interest income after provision for loan losses	42,677	14,111	94,545	37,195

Noninterest income:
Gain on sale of loans	19,580	49,458	29,929	167,349
Loan servicing	1,720	2,251	4,124	5,902

Total noninterest income	21,300	51,709	34,053	173,251

Net interest income after provision for loan losses and noninterest income	63,977	65,820	128,598	210,446

Noninterest expense:
Personnel	23,783	22,596	67,110	80,544
Production	9,258	8,560	26,635	27,899
General and administrative	10,312	11,519	36,140	33,686

Total noninterest expense	43,353	42,675	129,885	142,129

Income (loss) before income taxes	20,624	23,145	(1,287)	68,317
Income tax provision (benefit)	(661)	(5,272)	770	(4,970)

Net income (loss)	$21,285	$28,417	$(2,057)	$73,287

Interest Income and Interest Expense

Interest income.    Interest income includes interest earned on loans held for investment and loans held for sale. To a lesser extent, interest income also includes interest on short-term overnight investments, prepayment penalty fees earned on loans held for investment, interest income on in-the-money interest rate cap agreements, amortization of net deferred loan origination costs on mortgage loans held for investment and discount accretion income recognized on our residual interests.

Pursuant to FASB Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), net loan origination fees and costs related to mortgage loans originated and held for investment are deferred and amortized to interest income.

The following table summarizes the components of interest income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest earned on:
Loans held for investment	$74,651	$—	$175,516	$—
Loans held for sale	10,601	24,145	25,221	59,999
Overnight investments	812	—	1,553	—
Income from derivative financial instruments	8,244	—	15,502	—
Prepayment penalty fees	7,946	—	14,686	—
Amortization of net deferred loan origination costs	(1,345)	—	(3,159)	—
Discount accretion on residual interests	—	—	—	972
Other	82	65	267	186

Total interest income	$100,991	$24,210	$229,586	$61,157

In connection with our formation as a mortgage REIT in November of 2004, we began to build a portfolio of loans held for investment which, at September 30, 2005, was comprised of mortgage loans with an unpaid principal balance of $4.2 billion. We did not have a portfolio of loans held for investment at September 30, 2004.

Our interest income increased by $76.8 million, to $101.0 million, during the three months ended September 30, 2005 over $24.2 million during the three months ended September 30, 2004. The $76.8 million increase in interest income was due primarily to the $74.7 million of interest income earned on the portfolio of loans held for investment. To a lesser extent, the increase in interest income during the three months ended September 30, 2005 over the comparable three-month period a year ago was due to increases of $8.2 million, $7.9 million and $0.8 million of income from derivative financial instruments, prepayment penalty fees, and interest income earned on overnight investments, respectively. The $8.2 million of income from derivative financial instruments related to remittances to us from counterparties on in-the-money interest rate cap agreements used to hedge interest rate exposure on our REIT portfolio and related financings. The $7.9 million of prepayment penalty fees were earned on early loan pay-offs in our portfolio of mortgage loans held for investment, which was not in place during the three months ended September 30, 2004.

Partially offsetting the increase in interest income during the three months ended September 30, 2005 over the comparable three-month period a year ago was a decline of $13.5 million in interest income on loans held for sale and an increase of $1.3 million in amortization of net deferred loan origination costs. Interest income earned on loans held for sale declined due to our strategy of building a portfolio of loans held for investment, which resulted in our holding a lower average balance of loans held for sale during the three months ended September 30, 2005 when compared to the average balance of loans held for sale outstanding during the three months ended September 30, 2004. This was partially offset by higher weighted average coupon rates on loans held for sale during the September 2005 quarter when compared to such rates during the September 2004 quarter.

During the three months ended September 30, 2005, the amortization of net deferred loan origination costs was $1.3 million. There was no such amortization during the comparable three-month period in 2004 as we did not have a portfolio of loans held for investment at September 30, 2004.

During the nine months ended September 30, 2005, our interest income increased by $168.4 million, to $229.6 million, over $61.2 million during the nine months ended September 30, 2004. The $168.4 million increase in interest income was due primarily to the $175.5 million of interest income earned on the portfolio of loans held for investment. To a lesser extent, the increase in interest income during the nine months ended September 30, 2005 over the comparable nine-month period a year ago was due to increases of $15.5 million, $14.7 million and $1.6 million of income from derivative financial instruments, prepayment penalty fees and interest earned on overnight investments, respectively. The $15.5 million of income from derivative financial instruments related to remittances to us from counterparties on in-the-money interest rate cap agreements used to hedge interest rate exposure on our REIT portfolio and related financings. Prepayment penalty fees were earned on early loan pay-offs in our portfolio of mortgage loans held for investment, which was not in place during the nine months ended September 30, 2004.

Partially offsetting the increase in interest income during the nine months ended September 30, 2005 over the comparable nine-month period a year ago were declines of $34.8 million and $1.0 million in interest income on loans held for sale and discount accretion on our residual interests, as well as an increase of $3.2 million in amortization of net deferred loan origination costs. Interest income earned on loans held for sale declined due to our strategy of building a portfolio of loans held for investment, which resulted in our holding a lower average balance of loans held for sale during the nine months ended September 30, 2005 when compared to the average balance of loans held of sale outstanding during the nine months ended September 30, 2004. This was partially offset by higher weighted average coupon rates on loans held for sale during the nine months ended September 30, 2005 when compared to such rates during the nine months ended September 30, 2004. We discontinued discount accretion on our residual interests during our fiscal year ended December 31, 2004 in light of our intention to call the remaining securitization trusts, which was consummated during the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, the amortization of net deferred loan origination costs was $3.2 million. There was no such amortization during the comparable nine-month period in 2004 as we did not have a portfolio of loans held for investment at September 30, 2004.

Interest expense.    Interest expense includes interest incurred on the balances outstanding of financings on loans held for investment and revolving warehouse and repurchase facilities and borrowings. Interest expense also includes fair value adjustments to derivative instruments used to hedge interest rate risk on our financings of mortgage loans held for investment, amortization of debt issuance costs and debt discount on financings on mortgage loans held for investment and the amortization of commitment fees on revolving warehouse and repurchase facilities.

The following table summarizes the components of interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest incurred on:
Financings on loans held for investment	$33,672	$—	$68,308	$—
Revolving warehouse and repurchase facilities	15,059	7,158	32,697	16,135
Borrowings	—	1,016	—	3,140
Amortization of commitment fees, debt issuance costs and debt discount	3,550	1,420	7,340	3,900
Mark to market adjustment on interest rate cap agreements designed to hedge interest rate risk on financings of loans held for investment	(7,121)	—	(5,157)	—
Bank charges and other	154	505	488	787

Total interest expense	$45,314	$10,099	$103,676	$23,962

Interest expense increased by $35.2 million, to $45.3 million, during the three months ended September 30, 2005 over $10.1 million during the three months ended September 30, 2004. The increase in interest expense during the three months ended September 30, 2005 from the comparable three-month period a year ago was primarily due to increases of $33.7 million, $7.9 million and $2.1 million in interest expense on financings on loans held for investment, revolving warehouse and repurchase facilities, and amortization of commitment fees, debt issuance costs and debt discount, respectively. At September 30, 2005, the unpaid principal balance of financings on loans held for investment was $4.2 billion. We had no financings on loans held for investment at September 30, 2004. During the three months ended September 30, 2005, average borrowings and interest rates associated with our revolving warehouse and repurchase facilities used to fund loans held for sale and loans held for investment not yet securitized were higher than such average balances and interest rates during the comparable three-month period a year ago. The increase in amortization of commitment fees, debt issuance costs and debt discount for the three months ended September 30, 2005 compared to the same period a year ago was primarily due to the debt issuance costs and debt discount recorded in connection with our 2005 financings on loans held for investment. We had no such financings during the three months ended September 30, 2004.

Partially offsetting the increase in interest expense was a $7.1 million credit to interest expense related to the positive mark to fair value during the three months ended September 30, 2005 of open interest rate cap agreements in place to hedge interest rate risk exposure on our financings of loans held for investment. Moreover, during the three months ended September 30, 2005, there were no amounts outstanding on non-revolving or non-financing obligations. Therefore, interest expense on borrowings declined by $1.0 million during the three months ended September 30, 2005 from the same three-month period a year ago.

During the nine months ended September 30, 2005, our interest expense increased by $79.7 million, to $103.7 million, over $24.0 million during the nine months ended September 30, 2004. The increase in interest expense during the nine months ended September 30, 2005 from the comparable nine-month period a year ago was primarily due to increases of $68.3 million, $16.6 million, and $3.4 million in interest expense on financing on loans held for investment, revolving warehouse and repurchase facilities, and amortization of commitment fees, debt issuance costs and debt discount, respectively. During the nine months ended September 30, 2005, we continued to fund the securitized portfolio of loans held for investment through financings which were not in place during the comparable nine-month period a year ago. Accordingly, interest expense on financings on loans held for investment increased during the nine months ended September 30, 2005 over a year ago. During the nine months ended September 30, 2005, average borrowings and interest rates associated with our revolving warehouse and repurchase facilities to fund our loans held for sale and loans held for investment not yet securitized were higher than such average balances and interest rates during the comparable nine-month period a year ago. The increase in amortization of commitment fees, debt issuance costs and debt discount for the nine months ended September 30, 2005 compared to the same period a year ago was primarily due to the debt issuance costs and debt discount recorded in connection with our 2005 financings on loans held for investment. We had no such financings during the nine months ended September 30, 2004.

Partially offsetting the increase in interest expense was a $5.2 million credit to interest expense related to the positive mark to fair value during the nine months ended September 30, 2005 of open interest rate cap agreements in place to hedge interest rate risk exposure on our financings on loans held for investment. Moreover, during the March 2005 quarter, the Aames Financial residual financing facility was fully redeemed. Therefore, during the nine months ended September 30, 2005, borrowings outstanding were at lower levels than during the comparable nine-month period a year ago. Consequently, interest expense on borrowings declined by $3.1 million during the nine months ended September 30, 2005 from the nine months ended September 30, 2004.

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

Noninterest Income

Gain on Sale of Loans.    Gain on sale of loans includes gain from whole loan sale transactions, realized loan origination fees and costs, provisions for representation, warranty and other miscellaneous losses, gains and losses on derivative instruments related to hedging interest rate risk on our inventory and pipeline of loans held for sale and miscellaneous costs related to loan sale activities. Gain on sale of loans is impacted by the timing and mix of loan originations and sales as, pursuant to SFAS 91, net loan origination fees and costs related to mortgage loans originated and held for sale are deferred and recognized as a charge to gain on sale of loans at the time the mortgage loans are sold.

The following table summarizes the components of gain on sale of loans for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gain on whole loan sales	$21,838	$64,913	$33,481	$200,156
Loan origination fees (costs), net	1,558	(7,963)	6,271	(8,374)
Provision for representation, warranty and other miscellaneous losses	(3,796)	(7,627)	(8,596)	(24,147)
Other	(20)	135	(1,227)	(286)

Total gain on sale of loans	$19,580	$49,458	$29,929	$167,349

Gain on sale of loans decreased by $29.9 million, or 60.4%, to $19.6 million, during the three months ended September 30, 2005 from $49.5 million during the comparable three-month period a year ago. The $29.9 million decrease was due primarily to a $43.1 million decrease in gain on sale from whole loan sale transactions, partially offset by a $9.5 million increase in net loan origination fees realized on loans sold and a $3.8 million decrease in the provision for representation, warranty and other miscellaneous losses.

The $43.1 million decrease in gain on sale was due primarily to our strategy of retaining the majority of our hybrid/adjustable rate loan production in our REIT portfolio, which resulted in a 53.4% decrease of $1.0 billion, to $915.5 million, in mortgage loan sales to third parties during the three months ended September 30, 2005 from the comparable three-month period a year ago. Gain on sale also declined due to lower gain on sale rates realized on whole loan sales during the three months ended September 30, 2005 compared to such rates during the comparable 2004 period due to the fact that increases in interest rates on the mortgage loans we originated and sold during the period did not keep pace with increases in interest rates generally in a rising interest rate environment. Due to a higher percentage of retail loans originated and sold during the three months ended September 30, 2005 from the same period a year ago, realized net loan origination fees were $1.6 million during the September 2005 quarter compared to realized net loan origination costs of $8.0 million during the three months ended September 30, 2004. Finally, during the three months ended September 30, 2005, we charged $3.8 million to gain on sale of loans for estimated contractual representation and warranty obligations on loans previously sold and for loans held for sale that are delinquent, have collateral deficiencies or have other attributes that affect their sale potential. This resulted in a $3.8 million decrease from the $7.6 million provision for representation, warranty and other miscellaneous losses during the three months ended September 30, 2004, which was due principally to fewer loans having been sold in whole loan sales during the three months ended September 30, 2005 when compared to the same three-month period a year ago.

During the nine months ended September 30, 2005, gain on sale of loans decreased by $137.4 million, or 82.1%, to $29.9 million, from $167.3 million during the nine months ended September 30, 2004. The $137.4 million decrease was primarily due to a $166.7 million decrease in gain on sale from whole loan sale transactions, partially offset by a decrease of $15.6 million in the provision for representation, warranty and other miscellaneous losses and a $14.6 million increase in loan origination fees realized on loans sold.

The $137.4 million decrease in gain on sale was due primarily to our strategy of retaining the majority of our hybrid/adjustable rate loan production in our REIT portfolio, which resulted in a 70.0% decrease of $3.9 billion, to $1.6 billion, in mortgage loan sales to third parties during the nine months ended September 30, 2005 from the comparable nine-month period a year ago. Gain on sale also declined due to lower gain on sale rates realized on whole loan sales during the nine months ended September 30, 2005 compared to such rates during the comparable 2004 period due to the fact that increases in interest rates on the mortgage loans we originated and sold during the period did not keep pace with increases in interest rates generally in a rising interest rate environment. In addition, because we retained a majority of our hybrid/adjustable rate mortgage loan production to build our REIT portfolio of loans held for investment during the nine months ended September 30, 2005, a majority of the loans we sold during the period were fixed-rate first lien and second lien loans which generally have lower gain rates than our hybrid/adjustable rate mortgage loan products. Due to a higher percentage of retail loans originated and sold during the nine months ended September 30, 2005 from the same nine-month period a year ago, realized net loan origination fees were $6.3 million during the nine months ended September 30, 2005 compared to realized net loan origination costs of $8.4 million during the nine months ended September 30, 2004. Finally, during the nine months ended September 30, 2005, we charged $8.6 million to gain on sale of loans for estimated contractual representation and warranty obligations on loans previously sold and for loans held for sale that were delinquent, have collateral deficiencies or have other attributes that affect their sale potential. This resulted in a $15.6 million decrease from the $24.1 million provision for representation, warranty and other miscellaneous losses during the nine months ended September 30, 2004, which was due primarily to fewer loans having been sold in whole loan sales during the nine months ended September 30, 2005 when compared to the same nine-month period a year ago.

At September 30, 2005, we did not have derivative financial instruments in place to hedge our inventory and pipeline of loans held for sale. At September 30, 2004, we had notional amounts of $700.0 million of interest rate cap agreements in place to hedge interest rate risk exposure to our inventory and pipeline of loans held for sale. Gain on sale of loans during the three and nine months ended September 30, 2004 included a $0.2 million credit related to the positive mark to fair value of the interest rate cap agreements in place at September 30, 2004 and a charge of $2.9 million related to hedge losses recorded on interest rate cap agreements that closed during the three months ended September 30, 2004.

Based on current market conditions in the secondary market, and the anticipated mix of the composition of loan sales in the fourth quarter, we believe that the gross gain on sale rates earned on whole loan sales during the fourth quarter of 2005 may be below the gross gain on sale rate reported for the third quarter of 2005.

Loan Servicing.    Loan servicing revenue consists of late charges and other fees we retain, and servicing and prepayment penalty fees earned on securitized pools, reduced by subservicing costs related to servicing advance arrangements. Loan servicing revenue decreased by $0.5 million and $1.8 million to $1.7 million and $4.1 million during the three and nine months ended September 30, 2005, respectively, from $2.3 million and $5.9 million during the three and nine months ended September 30, 2004. The decreases were primarily due to decreases of $1.0 million and $2.4 million in servicing and beneficiary demand fees, respectively, partially offset by increases of $0.5 million and $0.6 million in net late and prepayment penalty fees on loans in off-balance sheet securitizations, for the three and nine months ended September 30, 2005, respectively.

Total Noninterest Expense

General.    Total noninterest expense increased by $0.7 million, to $43.4 million, during the three months ended September 30, 2005, over $42.7 million during the three months ended September 30, 2004. The increase in total noninterest expense during the three months ended September 30, 2005 from the comparable period in 2004 was attributable to increases of $1.2 million and $0.7 million in personnel and production expense, respectively, partially offset by a $1.2 million decrease in general and administrative expense. Total noninterest expense for the nine months ended September 30, 2005 decreased by $12.2 million, to $129.9 million, from $142.1 million during the comparable nine-month period a year ago. The decrease in total noninterest expense during the nine months ended September 30, 2005 from the comparable nine-month period a year ago was attributable to decreases of $13.4 million and $1.3 million in personnel and production expense, respectively, partially offset by a $2.5 million increase in general and administrative expense.

Personnel.    Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes commissions that are generally related to our loan origination volume, as retail and broker account executives earn incentives on funded loans. Pursuant to SFAS 91, direct personnel costs incurred on mortgage loans originated but not yet sold are deferred to future periods and recognized as a charge to gain on sale at the time the mortgage loans are sold.

The following table summarizes the components of personnel expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Compensation	$44,348	$41,218	$118,192	$127,132
Deferred loan origination costs	(24,319)	(21,780)	(60,372)	(55,873)
Medical and other benefits	2,028	2,729	6,756	7,991
Other	1,726	429	2,534	1,294

Total personnel expense	$23,783	$22,596	$67,110	$80,544

Personnel expense increased by $1.2 million, to $23.8 million, during the three months ended September 30, 2005 from $22.6 million during the comparable three-month period a year ago. The $1.2 million increase was comprised of increases of $3.1 million and $1.3 million in compensation and other personnel expense, respectively, partially offset by a $2.5 million increase in deferred loan origination costs and a $0.7 million decrease in medical and other benefits. The $3.1 million increase in compensation resulted from a $3.6 million increase in commissions, bonuses and incentives, partially offset by a $0.2 million decrease in management bonus incentives and a $0.3 million decrease in salary expense due to reduction in headcount. The $3.6 million increase in commissions, bonuses and incentives during the three months ended September 30, 2005 from the comparable three-month period during 2004 was due primarily to the $35.3 million, or 1.9%, increase in total loan originations during the three months ended September 30, 2005 when compared to the same three-month period a year ago. Deferred personnel costs on mortgage loans originated but not yet sold increased by $2.5 million during the three months ended September 30, 2005 over the same period a year ago due primarily to the mix in the composition of loans originated and sold during the 2005 period when compared to those loans originated and sold during the 2004 period. The $0.7 million decrease in medical and other benefits during the three months ended September 30, 2005 from the comparable period a year ago was attributable to reduced staff levels.

The $13.4 million decrease in personnel expense during the nine months ended September 30, 2005 from the same nine-month period a year ago was comprised of decreases of $8.9 million and $1.2 million in compensation and medical and other benefits, respectively, as well as a $4.5 million increase in deferred loan origination costs, partially offset by a $1.2 million increase in other personnel expense. The $8.9 million decrease in compensation resulted from a $3.7 million decline in commissions, bonuses and incentives, a $3.8 million decrease in management bonus incentives, a $1.0 million decrease in salary expense, and a $0.4 million decrease in temporary help costs. The $3.7 million decrease in commissions, bonuses and incentives during the nine months ended September 30, 2005 from the comparable nine-month period a year ago was due primarily to the $838.2 million, or 14.7%, decrease in total loan originations during the nine months ended September 30, 2005 when compared to the same nine-month period a year ago. Deferred personnel costs on mortgage loans originated but not yet sold increased by $4.5 million during the nine months ended September 30, 2005 over the same period a year ago due primarily to the mix in the composition of loans originated and sold during the 2005 period when compared to those originated and sold during the 2004 period. The $1.2 million decrease in medical and other benefit costs during the nine months ended September 30, 2005 from the comparable period a year ago was attributable to a decrease in staff levels.

Production.    Production expense increased by $0.7 million, or 8.2%, to $9.3 million during the three months ended September 30, 2005 from $8.6 million during the three months ended September 30, 2004. The

$0.7 million increase in production expense was due primarily to a $0.9 million increase in advertising costs, partially offset by a $0.2 million decrease in appraisal costs.

Production expense, when expressed as a percentage of total loan origination volume, remained constant at 0.5% for the three months ended September 30, 2005 and September 30, 2004, primarily due to the increase in loan production expense remaining consistent with the increase in production volume during the three months ended September 30, 2005 and three months ended September 30, 2004.

Production expense decreased by $1.3 million, or 4.5%, to $26.6 million during the nine months ended September 30, 2005 from $27.9 million during the nine months ended September 30, 2004. The $1.3 million decrease in production expense was due primarily to a $1.3 million decrease in appraisal costs, a $0.5 million decrease in sales incentives, a $0.2 million decrease in credit investigation expenses, and a $0.3 million decrease in travel and entertainment expenses, partially offset by a $1.0 million increase in advertising costs. The decrease in production expense during the nine months ended September 30, 2005 when compared to the same nine-month period a year ago, was primarily due to the $838.2 million, or 14.7%, decrease in total loan originations during the nine months ended September 30, 2005 when compared to the same nine-month period a year ago.

Production expense, when expressed as a percentage of total loan origination volume, increased to 0.6% from 0.5% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to a larger decrease in loan production volume than in production expense during the nine months ended September 30, 2005 from the nine months ended September 30, 2004.

General and Administrative.    General and administrative expense decreased by $1.2 million, to $10.3 million, during the three months ended September 30, 2005 from $11.5 million during the three months ended September 30, 2004. The $1.2 million decrease in general and administrative expense was due primarily to a $1.6 million monoline insurance settlement received in connection with the pool call, a $0.2 million decrease in depreciation expense and a $0.1 million decrease in corporate related insurance expenses, partially offset by increases of $0.5 million and $0.2 million in professional and legal expenses, respectively.

During the three months ended September 30, 2005 and 2004, our rent payments totaled $2.6 million and we received total sublease payments of $0.4 million.

General and administrative expense increased by $2.5 million, to $36.1 million, during the nine months ended September 30, 2005 from $33.7 million during the nine months ended September 30, 2004. The $2.5 million increase in general and administrative expense was due primarily to increases of $3.6 million, $1.4 million and $0.3 million in legal, occupancy and professional expenses, respectively. These increases were partially offset by decreases of $0.6 million and $0.6 million in communication and depreciation expenses, respectively, together with a $1.6 million monoline insurance settlement received in connection with the pool call.

The $3.6 million increase in legal expense for the nine months ended September 30, 2005 compared to the same period in 2004 was primarily due to a $3.0 million mediated settlement on a litigation matter to which we agreed in the second quarter of 2005. Contributing to the $1.4 million increase in occupancy expense was $0.4 million for terminations of branch operating leases and a corporate office operating lease.

During the nine months ended September 30, 2005 and 2004, our rent payments totaled $8.8 million and $7.5 million, respectively, and we received total sublease payments of $1.1 million.

Financial Condition

Loans Held for Sale.    Our portfolio of loans held for sale increased to $632.5 million at September 30, 2005 from $485.0 million at December 31, 2004 due primarily to total loan originations exceeding total loan sales and transfers of mortgage investment during the nine months ended September 30, 2005.

Loans Held for Investment, Net.    At September 30, 2005, our portfolio of loans held for investment, net was $4.2 billion, an increase of $2.5 billion over the $1.7 billion portfolio of loans held for investment at December 31, 2004. This increase was primarily due to our completion of $3.7 billion of on-balance sheet securitizations during the nine months ended September 30, 2005. At September 30, 2005, the portfolio of loans held for investment was comprised of $4.2 billion and $36.4 million of loans securitized and loans not yet securitized, respectively. In comparison, at December 31, 2004, the $1.7 billion portfolio of loans held for investment was comprised of $1.2 billion and $0.5 billion of loans securitized and loans not yet securitized, respectively.

The portfolio of loans held for investment at September 30, 2005 and December 31, 2004 of $4.2 billion and $1.7 billion, respectively, were net of a $33.3 million and $1.9 million allowance for loan losses, respectively. During the nine months ended September 30, 2005, we recorded a provision for loan losses of $31.4 million and net recoveries of $24,000. We expect net charge-offs on loan liquidations to increase in future periods once our on-balance sheet portfolio of mortgage loans reaches its target level, the loans in the on-balance sheet portfolio become more seasoned, and fewer new loans are added to the on-balance sheet portfolio.

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

Advances and other receivables increased by $11.7 million to $34.4 million at September 30, 2005 from $22.7 million at December 31, 2004. The increase was due primarily to increases of $20.9 million and $4.0 million in accrued interest and other receivables and principal and interest advances, respectively, partially offset by decreases of $12.3 million and $0.9 million in interest and servicing advances and cash due from securitization trusts, respectively.

The $20.9 million increase in accrued interest and other receivables at September 30, 2005 over the balance at December 31, 2004 is due primarily to a $16.3 million increase in accrued interest receivable relative to the increase in the balance of loans held for investment together with a $4.6 million increase in amounts due from counterparties. The $4.0 million increase in principal and interest advances is due to the advances made to bond holders in our on-balance sheet securitizations. The $12.3 million decrease in interest and servicing advances at September 30, 2005 from December 31, 2004 was primarily due to recoveries of prior advances as a result of the call of our seven remaining off-balance sheet securitization trusts for which we serviced the loans. The $0.9 million decline in cash due from securitization trusts at September 30, 2005 from December 31, 2004 is due to having no residual balances at September 30, 2005.

Residual Interests.    We did not have any residual interests at September 30, 2005 compared to $39.1 million at December 31, 2004. During the nine months ended September 30, 2005, we called the seven remaining off-balance sheet securitization trusts in which we retained residual interests. Also, during the nine months ended September 30, 2005, we received $39.1 million of cash from the off-balance sheet securitization trusts, of which $22.5 million was received in connection with the call transactions.

Equipment and Improvements, Net.    Equipment and improvements, net, increased to $9.6 million at September 30, 2005 from $8.8 million at December 31, 2004 reflecting capitalization of new equipment and improvement acquisitions outpacing depreciation and amortization during the nine months ended September 30, 2005.

Prepaid Expenses and Other.    Prepaid expenses and other increased to $36.5 million at September 30, 2005 from $22.1 million at December 31, 2004. The increase was due to increases of $16.8 million and $0.9 million in unamortized debt issuance costs and prepaid expenses, security deposits and other deferred charges, respectively, partially offset by decreases of $2.3 million and $0.9 million in licensing, permit and performance bond deposits and unamortized commitment fees, respectively.

Derivative Financial Instruments.    At September 30, 2005, we had notional amounts of $6.4 billion of interest rate cap agreements compared to $2.5 billion at December 31, 2004 in place to hedge rate risk exposure to our portfolio of mortgage loans held for investment and related financings. We carry our derivative financial instruments at estimated fair value which at September 30, 2005 was $63.4 million compared to $31.9 million at December 31, 2004. Included in interest expense during the nine months ended September 30, 2005, was a $5.2 million credit related to the positive mark to fair value of our interest rate cap agreements at September 30, 2005.

Financings on Loans Held for Investment.    Amounts outstanding under our financings on loans held for investment increased to $4.1 billion at September 30, 2005 from $1.2 billion at December 31, 2004 primarily resulting from the four on-balance sheet securitizations that closed during the nine months ended September 30, 2005, offset partially by principal reductions to the balance outstanding during the nine months ended September 30, 2005.

Borrowings.    At September 30, 2005, we had no borrowings outstanding compared to $7.7 million at December 31, 2004. The $7.7 million at December 31, 2004 was the balance outstanding under Aames Financial’s residual financing facility, which we fully repaid on March 15, 2005.

Revolving Warehouse and Repurchase Facilities.    Amounts outstanding under revolving warehouse and repurchase facilities decreased to $596.4 million at September 30, 2005 from $809.2 million at December 31, 2004 primarily as a result of decreased reliance on the facilities to fund loans held for sale and loans held for investment prior to their securitization. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under our revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

MORTGAGE PORTFOLIO MANAGEMENT

On September 12, 2005 and August 12, 2005, we completed securitizations of $1.2 billion and $180.1 million, respectively. These securitizations were structured as on-balance sheet securitizations for accounting purposes under SFAS 140. Prior to our reorganization, Aames Financial’s previous securitizations were structured as off-balance sheet securitizations for accounting purposes under SFAS 140. We did not complete any on-balance sheet or off-balance sheet securitizations during the nine months ended September 30, 2004. We expect net interest income from our REIT portfolio of mortgage loans to generate a substantial portion of our earnings.

We purchased most of Aames Financial’s mortgage loan originations to build our REIT portfolio. We have not established a limit on the amount of leverage we may incur, but generally we plan to leverage our stockholders’ equity 10 to 14 times. Once we have built our REIT portfolio to maintain it at its target range, we anticipate purchasing a smaller portion of Aames Financial’s originations to maintain our target leverage ratio. Aames Financial will then sell the remainder of its loan originations, including a portion of its hybrid/adjustable rate mortgage loans, to third parties in the secondary market.

A significant risk to our operations that relates to our REIT portfolio management is the risk that interest rates on our assets will not adjust at the same time or amount as the rates on our liabilities adjust. This is because the interest on the underlying hybrid/adjustable rate mortgage loans is based on fixed rates payable on the underlying loans for the first two or three years from origination, while the holders of the applicable securities are generally paid based on an adjustable one-month LIBOR-based yield. Moreover, even after the initial fixed period, our loans generally adjust every six months and are subject to periodic rate caps, whereas the bonds adjust monthly based primarily on LIBOR. Therefore, an increase in one-month LIBOR generally reduces the net interest income we receive from our securitized loan portfolio. We attempt to mitigate a portion of this net interest margin variability by purchasing derivative financial instruments referred to as interest rate cap agreements. In addition, the net interest income we receive from securitizations will be reduced if there are a significant amount of loan defaults or loan prepayments, especially on loans with interest rates that are high relative to the rest of the securitized mortgage loan pool.

We do not use formalized hedge accounting for our derivative financial instruments as set forth in generally accepted accounting principles in the United States. Instead, we are required to record the change in the value of the derivatives as a component of earnings even though they may reduce our interest risk. In times where short-term rates drop significantly, the value of our interest rate caps will decrease; in times where short-term rates increase, the value of the interest rate caps will increase. The interest rate caps are designed to exchange the cost of our variable rate liabilities to fixed rates for the first two years of its estimated duration, thereby better matching our interest-earning fixed rate assets.

INVESTMENT AND OPERATIONAL POLICIES

Our investment strategy is subject to change if and when our board of directors determines that a change is in our stockholders’ best interest. Neither stockholder approval nor notification is required prior to changing our investment strategy.

Mortgage Loans

In general, our strategy is to maintain a portfolio of mortgage loans primarily originated by Aames Financial. Our mortgage loans are generally underwritten in accordance with the categories and criteria described in our underwriting guidelines. For further information, please see “Business-Underwriting Standards” in our December 31, 2004 Annual Report on Form 10-K.

Mortgage-backed Securities

Our current REIT portfolio consists of mortgage loans originated by Aames Financial that collateralize mortgage-backed bonds, as well as mortgage loans originated by Aames Financial that will collateralize future mortgage-backed securitizations.

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

Leverage Policy

We employ a leverage strategy by securitizing existing mortgages in transactions that we believe will be treated as borrowings for accounting and tax purposes. We generally intend to maintain a REIT portfolio that is approximately 10 to 14 times the amount of our consolidated equity capital.

Although our actual debt to equity ratio may vary from time to time depending on market conditions and other factors that our management and board of directors deem relevant, in general, our credit facilities limit our total debt-to-equity ratio to a level of 15.0 to 1.0. However, each of our credit facility lenders disregards nonrecourse financing, including the bonds underlying our on-balance sheet securitizations, in computing our adjusted leverage ratio which is limited to 5.5 to 1.0. We were in compliance with the ratios at September 30, 2005.

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

The derivative financial instruments that we currently use are interest rate cap agreements. These derivative financial instruments have an active secondary market and are intended to provide supplemental income and cash flow to offset potential reduced interest income and cash flow in certain interest rate environments. It is not our policy to use derivatives to speculate on interest rates. We report our derivative financial instruments on our consolidated balance sheet at their fair value with any changes in fair value reported as either a charge or credit to the consolidated statement of operations.

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

MORTGAGE ORIGINATIONS

As of September 30, 2005 Aames Financial originated loans in 47 states through its retail and wholesale channels. Its wholesale channel operated four regional wholesale operations centers and two satellite processing centers throughout the United States and originated loans through a nationwide network of approximately 3,100 independent mortgage brokers who submit mortgage loans to it. Its retail channel had a network of 83 retail branch offices directly serving borrowers throughout the United States. From time to time, depending on market conditions and attractiveness of terms, we may supplement our loan production by purchasing mortgage loans from secondary market sellers.

The following table shows our total loan originations by retail and wholesale channels and purchased loans for the periods indicated (in thousands):

	Three Months Ended
	September 30, 2005		September 30, 2004		June 30, 2005
	$	% of Total	$	% of Total	$	% of Total
Retail	$793,851	41.5%	$615,082	32.8%	$624,816	39.1%
Wholesale	1,119,445	58.5	1,262,930	67.2	920,506	57.7
Purchased Loans(1)	—	—	—	—	51,692	3.2

	$1,913,296	100.0%	$1,878,012	100.0%	$1,597,014	100.0%

	Nine Months Ended
	September 30, 2005		September 30, 2004
	$	% of Total	$	% of Total
Retail	$1,935,225	39.7%	$1,846,900	32.3%
Wholesale	2,885,009	59.2	3,863,209	67.7
Purchased Loans(1)	51,692	1.1	—	—

	$4,871,926	100.0%	$5,710,109	100.0%

(1)	Represents a portfolio of single-family mortgage loans purchased from a commercial bank.

A significant risk to our mortgage originations operations is liquidity risk—the risk that we will not have the financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain committed borrowing facilities with large banking and investment institutions to reduce this risk.

Our Retail Channel

We generate loan applications for our retail loan office network principally through a direct response marketing program, which relies primarily on the use of direct mailings to homeowners, telemarketing and Internet generated leads and through referrals from our customers, real estate agents and others. We generate customer leads for the retail network based upon models that we have derived and commercially developed customer lists. Our direct mail invites prospective borrowers to call us to apply for a loan. We also generate leads through several commercially available Internet sites as well as through our own retail Internet web site “Aames.net”. We believe that our marketing efforts establish name recognition and serve to distinguish us from our competitors. We continually monitor the source of our applications to determine the most effective methods and manner of marketing. Whether generated through direct mail or the Internet, leads are generally followed up with telephone calls to potential customers. Our loan officers at the local retail loan office pre-qualify a potential customer and if the customer is interested, takes an application over the telephone or schedules an appointment with the customer at the retail loan office most conveniently located to the customer or in the customer’s home, depending on the customer’s needs.

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

We continually monitor our retail operations in the markets in which we operate and evaluate existing and potential retail offices on the basis of selected demographic statistics, marketing analyses and other criteria that we have developed in order to further enhance our mortgage loan production capabilities. As previously disclosed, as part of this evaluation process, we have closed retail branches in markets where it was not financially feasible to continue to service the market area in this manner. However, we continue to service these areas through our wholesale channel and the Internet.

Our Wholesale Channel

During the nine months ended September 30, 2005, we originated loans through our network of approximately 3,100 independent wholesale mortgage brokers throughout the United States, none of which accounted for more than 5.0% of total wholesale originations.

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

During the three months ended September 30, 2005, we closed one regional wholesale operations center in a market where it was not financially feasible to continue to service the market area. We now service that area through another wholesale operations center.

The following table presents certain information about our mortgage loan production at or for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June 30, 2005
	2005	2004		2005	2004
Retail Loan Production:
Total dollar amount (in thousands)	$793,851	$615,082	$624,816	$1,935,225	$1,846,900
Number of loans	5,194	4,893	4,315	13,227	14,657
Average loan amount	$152,840	$125,706	$144,801	$146,309	$126,008
Average initial LTV	75.51%	76.46%	76.33%	75.87%	77.06%
Weighted average interest rate(1)	7.27%	7.58%	7.37%	7.37%	7.38%
Retail branch offices at period end	83	98	84	83	98
Wholesale Loan Production:
Total dollar amount (in thousands)	$1,119,445	$1,262,930	$920,506	$2,885,009	$3,863,209
Number of loans	7,809	8,722	6,747	20,584	26,299
Average loan amount	$143,353	$144,798	$136,432	$140,158	$146,896
Average initial LTV	81.80%	81.17%	81.90%	81.67%	81.49%
Weighted average interest rate(1)	7.51%	7.57%	7.78%	7.62%	7.35%
Regional wholesale operations centers at period end	4	5	4	4	5
Purchased Loans:
Total dollar amount (in thousands)	$—	$—	$51,692	$51,692	$—
Number of loans	—	—	83	83	—
Average loan amount	$—	$—	$622,800	$622,800	$—
Average initial LTV	0.00%	0.00%	53.29%	53.29%	0.00%
Weighted average interest rate(1)	0.00%	0.00%	5.57%	5.57%	0.00%
Total Loan Production:
Total dollar amount (in thousands)	$1,913,296	$1,878,012	$1,597,014	$4,871,926	$5,710,109
Number of loans	13,003	13,615	11,145	33,894	40,956
Average loan amount	$147,143	$137,937	$143,294	$143,740	$139,421
Average initial LTV	79.19%	79.62%	78.79%	79.07%	80.06%
Weighted average interest rate(1)	7.41%	7.57%	7.55%	7.50%	7.36%

(1)	Calculated with respect to the interest rate at the time we originated or purchased the mortgage loan.

Total Loan Production

Total loan production during the three months ended September 30, 2005 increased by $316.3 million, or 19.8%, to $1.9 billion over the $1.6 billion for the three months ended June 30, 2005 and increased by $35.3 million, or 1.9%, from $1.9 billion for the three months ended September 30, 2004. Total loan production for the nine months ended September 30, 2005 decreased by $838.2 million, or 14.7%, to $4.9 billion from the $5.7 billion reported during the nine months ended September 30, 2004. As previously reported, many subprime lenders responded to increases in short-term interest rates by offering interest-only loans and negative amortization loans in an attempt to minimize increases in borrowers’ monthly payments. We have not made negative amortization loans and have not made interest-only loans a large part of our production, which has negatively impacted our loan production for the three and nine months ended September 30, 2005. Despite these factors, our mortgage loan origination volume increased during the three months ended September 30, 2005 when compared to mortgage loan production volumes during the quarters ended June 30, 2005 and September 30, 2004. We expect the current interest rate environment to negatively impact our mortgage loan origination volume in the current quarter.

Our total retail production was $793.9 million during the three months ended September 30, 2005, an increase of $169.0 million or 27.1%, over the three months ended June 30, 2005, and an increase of $178.8 million, or 29.1% over the three months ended September 30, 2004. During the three months ended September 30, 2005, the number of retail loans originated increased by 879, or 20.4%, from the three months ended June 30, 2005, and increased by 301, or 6.2%, over the three months ended September 30, 2004. Accompanying the increase in the number of loans originated during the three months ended September 30, 2005 compared to the three months ended June 30, 2005 was an increase in the average retail loan amount of $8,039. The increase in the number of loans originated during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was accompanied by an increase in the average retail loan amount of $27,134. The increase in the average loan amount of our retail production during the three and nine months ended September 30, 2005 over such amounts during the comparable three and nine-month periods a year ago was due to the retail channel’s strategy of closing branches in smaller markets with smaller average loan amounts and expanding branches and focusing its loan origination efforts in larger markets with larger average loan amounts.

During the nine months ended September 30, 2005, total retail production was $1.9 billion, an increase of $88.3 million, or 4.8%, over the $1.8 billion during the same nine-month period a year ago. During the nine months ended September 30, 2005, the number of retail loans originated decreased by 1,430, while the average dollar amount of retail loans originated increased by $20,301.

Our total wholesale production increased by $198.9 million, or 21.6%, to $1.1 billion during the three months ended September 30, 2005 compared to $920.5 million during the three months ended June 30, 2005, but decreased by $143.5 million, or 11.4%, from the three months ended September 30, 2004. During the three months ended September 30, 2005, the number of wholesale loans increased by 1,062, or 15.7%, from the three months ended June 30, 2005, but declined by 913, or 10.5%, from the three months ended September 30, 2004. As previously reported, increases in short-term interest rates have caused an increase in the demand for negative amortization, interest-only loans, and other loan products which minimize increases in borrowers’ monthly payments. Moreover, increases in mortgage loan rates generally did not keep pace with increases in short-term interest rates during the past year. We have not made negative amortization loans and have limited our production of interest-only products, which has negatively impacted our wholesale loan production for the three and nine months ended September 30, 2005. In addition, although increases in interest rates on our wholesale mortgage loan production generally did not keep pace with increases in short-term interest rates during the past year, our wholesale pricing was at times higher than several other subprime lenders, which negatively affected our wholesale loan production for the three and nine months ended September 30, 2005. Increases in wholesale pricing by other subprime lenders during the quarter ended September 30, 2005 contributed to the increase in wholesale production during the quarter ended September 30, 2005 compared to the quarter ended June 30, 2005.

During the three months ended September 30, 2005, the average dollar amount of our wholesale loan originated increased by $6,921 from the three months ended June 30, 2005 and decreased by $1,445 from the three months ended September 30, 2004. The decline in the average loan size in wholesale from the three months ended September 30, 2004 is due to the increased geographic diversity of our wholesale production, as a smaller percentage of our wholesale production was originated in California, which has higher average loan balances, and a larger percentage of our production was originated in Florida, which has lower average loan balances. The increase in the average loan size in wholesale from the three months ended June 30, 2005 is due to a combination of increased property values across the country and continued geographic diversity of our wholesale production, with a larger percentage of our production originated in certain states in the northeast, which have higher average loan balances.

During the nine months ended September 30, 2005, our wholesale loan production decreased by $978.2 million, or 25.3%, to $2.9 billion from $3.9 billion during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the number of wholesale loans decreased by 5,715, or 21.7%, from the nine months ended September 30, 2004 and the average dollar amount of wholesale loans originated decreased by $6,738, or 4.6%, from the nine months ended September 30, 2004.

During the three months ended September 30, 2005 and 2004, we did not purchase loans as part of our loan production efforts. As previously reported, during the three months ended June 30, 2005, we purchased a $51.7 million pool of mortgage loans collateralized by single-family residences from a California based community bank.

The following tables summarize certain information about our mortgage loan production by purpose and property type for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2005		September 30, 2004		June 30, 2005
	Loans Funded	% of Total	Loans Funded	% of Total	Loans Funded	% of Total
Purpose:
Cash-out refinance	$1,100,577	57.5%	$1,085,506	57.8%	$900,379	56.4%
Purchase money	742,363	38.8	717,421	38.2	645,301	40.4
Rate/term refinance	70,356	3.7	75,085	4.0	51,334	3.2

	$1,913,296	100.0%	$1,878,012	100.0%	$1,597,014	100.0%

Property type:
Single-family residence	$1,649,844	86.2%	$1,645,825	87.7%	$1,399,906	87.7%
Multi-family residence	149,188	7.8	122,449	6.5	114,499	7.2
Condominium	114,264	6.0	109,738	5.8	82,609	5.1

	$1,913,296	100.0%	$1,878,012	100.0%	$1,597,014	100.0%

	Nine Months Ended
	September 30, 2005		September 30, 2004
	Loans Funded	% of Total	Loans Funded	% of Total
Purpose:
Cash-out refinance	$2,800,324	57.5%	$3,404,042	59.6%
Purchase money	1,907,292	39.1	2,037,357	35.7
Rate/term refinance	164,310	3.4	268,710	4.7

	$4,871,926	100.0%	$5,710,109	100.0%

Property type:
Single-family residence	$4,244,676	87.1%	$4,988,004	87.4%
Multi-family residence	358,086	7.4	396,104	6.9
Condominium	269,164	5.5	326,001	5.7

	$4,871,926	100.0%	$5,710,109	100.0%

The following tables show our loan originations by geographic region for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2005		September 30, 2004		June 30, 2005
State of Mortgage Property	Loans Funded	% of Total	Loans Funded	% of Total	Loans Funded	% of Total
California	$390,278	20.4%	$585,137	31.2%	$439,308	27.6%
Florida	493,682	25.8	364,979	19.4	372,851	23.3
New York	147,913	7.7	130,896	7.0	94,357	5.9
Texas	146,327	7.6	132,929	7.1	136,411	8.5
Other Western States (AZ, CO, HI, ID, MT, NV, NM, OR, UT, WA, WY)	161,850	8.5	174,705	9.3	128,581	8.1
Midwestern States (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	100,603	5.3	166,340	8.9	101,325	6.3
Other Northeastern States (CT, DE, ME, MD, MA, NH, NJ, PA, RI)	291,243	15.2	194,421	10.3	177,435	11.1
Other Southeastern States (AR, GA, KY, LA, MS, NC, SC, OK, TN, VA, WV)	181,400	9.5	128,605	6.8	146,746	9.2

	$1,913,296	100.0%	$1,878,012	100.0%	$1,597,014	100.0%

	Nine Months Ended
	September 30, 2005		September 30, 2004
State of Mortgage Property	Loans Funded	% of Total	Loans Funded	% of Total
California	$1,202,507	24.7%	$1,870,031	32.8%
Florida	1,163,383	23.9	1,098,910	19.2
New York	335,829	6.9	425,455	7.5
Texas	394,131	8.1	375,585	6.6
Other Western States (AZ, CO, HI, ID, MT, NV, NM, OR, UT, WA, WY)	429,722	8.8	564,749	9.9
Midwestern States (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	297,154	6.1	497,756	8.7
Other Northeastern States (CT, DE, ME, MD, MA, NH, NJ, PA, RI)	614,531	12.6	521,515	9.1
Other Southeastern States (AR, GA, KY, LA, MS, NC, SC, OK, TN, VA, WV)	434,669	8.9	356,108	6.2

	$4,871,926	100.0%	$5,710,109	100.0%

We expect the recent hurricanes in the Southeastern United States to negatively impact our loan production in Florida and in the other Southeastern States during the fourth quarter.

The following tables summarize certain information by interest rate about our mortgage loan production for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2005		September 30, 2004		June 30, 2005
	$	% of Total	$	% of Total	$	% of Total
Hybrid:
Traditional	$1,172,707	61.3%	$1,345,569	71.6%	$1,014,617	63.5%
Interest Only	257,551	13.5	89,667	4.8	190,110	11.9

	1,430,258	74.8	1,435,236	76.4	1,204,727	75.4
Fixed Rate	483,038	25.2	442,776	23.6	392,287	24.6

	$1,913,296	100.0%	$1,878,012	100.0%	$1,597,014	100.0%

	Nine Months Ended
	September 30, 2005		September 30, 2004
	$	% of Total	$	% of Total
Hybrid:
Traditional	$3,134,843	64.4%	$4,129,909	72.3%
Interest Only	596,469	12.2	182,977	3.2

	3,731,312	76.6	4,312,886	75.5
Fixed Rate	1,140,614	23.4	1,397,223	24.5

	$4,871,926	100.0%	$5,710,109	100.0%

LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION

The following tables set forth our loan production under Super Aim guidelines for the periods indicated (dollars in thousands):

LOAN ORIGINATIONS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
A+	$1,525,577	79.8%	635	7.3%	80.17%
A	180,348	9.4	590	7.5	77.75
A-	80,338	4.2	569	7.9	74.60
B	82,306	4.3	559	8.3	74.31
C	34,595	1.8	549	8.9	69.77
C-	10,132	0.5	545	10.3	65.29

	$1,913,296	100.0%	622	7.4%	79.19%

LOAN ORIGINATIONS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
A+	$1,375,831	73.2%	624	7.42%	80.88%
A	221,723	11.8	588	7.53	78.55
A-	95,002	5.1	560	8.02	76.96
B	113,807	6.1	562	8.18	75.55
C	56,948	3.0	549	8.78	70.05
C-	14,701	0.8	542	9.93	63.68

	$1,878,012	100.0%	610	7.57%	79.62%

LOAN ORIGINATIONS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
A+	$3,780,042	77.6%	631	7.37%	80.39%
A	520,734	10.7	602	7.37	75.25
A-	195,320	4.0	565	7.98	75.25
B	241,713	5.0	559	8.41	75.15
C	107,572	2.2	551	8.99	70.19
C-	26,545	0.5	544	10.43	65.01

	$4,871,926	100.0%	619	7.50%	79.07%

LOAN ORIGINATIONS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Credit Grade	Aggregate Dollar Amount of Loans	% of Total	Average Credit Score	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
A+	$4,186,491	73.3%	625	7.20%	81.16%
A	693,561	12.1	589	7.33	79.38
A-	295,469	5.2	562	7.76	77.42
B	346,616	6.1	561	8.07	75.99
C	152,306	2.7	551	8.75	70.46
C-	35,498	0.6	542	9.85	66.30
D	168	NM	503	6.65	71.00

	$5,710,109	100.0%	611	7.36%	80.06%

(1)	Calculated with respect to the interest rate at the time the mortgage loan was originated or purchased.

NM = Not Meaningful

The following tables present certain information about our loan production by credit score range for the periods indicated (dollars in thousands):

LOAN ORIGINATIONS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Credit Score Range	Current Loan Balance	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
Above 700	$161,561	8.4%	6.77%	79.49%
661-700	292,398	15.3	6.85	80.31
621-660	526,841	27.5	7.14	80.75
581-620	513,908	26.9	7.53	79.40
541-580	239,379	12.5	7.97	77.47
540 and below	173,056	9.1	8.59	74.02
Not available	6,153	0.3	7.89	79.87

	$1,913,296	100.0%	7.41%	79.19%

LOAN ORIGINATIONS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Credit Score Range	Current Loan Balance	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
Above 700	$110,203	5.8%	7.13%	79.04%
661-700	224,587	12.0	7.19	80.81
621-660	497,353	26.4	7.36	80.85
581-620	454,478	24.2	7.41	80.41
541-580	352,412	18.8	7.86	79.78
540 and below	237,646	12.7	8.46	74.49
Not available	1,333	0.1	8.32	77.69

	$1,878,012	100.0%	7.57%	79.62%

LOAN ORIGINATIONS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Credit Score Range	Current Loan Balance	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
Above 700	$390,117	8.0%	6.76%	76.93%
661-700	687,114	14.1	6.93	79.74
621-660	1,324,075	27.2	7.25	80.70
581-620	1,271,992	26.1	7.54	79.89
541-580	696,570	14.3	8.05	78.53
540 and below	491,886	10.1	8.67	74.09
Not available	10,172	0.2	7.96	78.21

	$4,871,926	100.0%	7.50%	79.07%

LOAN ORIGINATIONS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Credit Score Range	Current Loan Balance	% of Total	Weighted Average Interest Rate(1)	Weighted Average Loan-to-Value Ratio
Above 700	$369,653	6.5%	6.79%	79.05%
661-700	711,020	12.4	6.94	81.05
621-660	1,455,391	25.5	7.14	81.08
581-620	1,354,399	23.7	7.23	80.87
541-580	1,088,461	19.1	7.68	80.53
540 and below	723,410	12.7	8.24	75.30
Not available	7,775	0.1	7.64	81.07

	$5,710,109	100.0%	7.36%	80.06%

(1)	Calculated with respect to the interest rate at the time the mortgage loan was originated or purchased.

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

MORTGAGE LOAN SALES TO THIRD PARTIES

Aames Financial uses the net proceeds of its whole loan sales to third parties in order to pay down its revolving warehouse and repurchase facilities to increase capacity under these facilities for future funding of mortgage loans. Proceeds we receive from financings on loans held for investment are also used to pay down our revolving warehouse and repurchase facilities.

The following table sets forth information regarding our whole loan sales to third parties for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Whole loan sales	$915,457	$1,964,934	$1,646,809	$5,498,007

Our whole loan sales to third parties during the three months ended September 30, 2005 decreased by $1.0 billion, or 53.4%, to $915.5 million from $2.0 billion during the comparable three-month period a year ago. During the nine months ended September 30, 2005, whole loan sales to third parties decreased by $3.9 billion, or 70.0%, to $1.6 billion from $5.5 billion during the nine months ended September 30, 2004. The decline in loan sales into the secondary markets during the three and nine months ended September 30, 2005 from the comparable three and nine month periods during 2004 was due to our retaining a significant portion of our loan production to build a REIT portfolio of loans held for investment.

Changes in the secondary mortgage markets, the current interest rate environment and the current economic climate could affect our current strategy of selling loans to third parties in whole loan sales and our loan disposition strategies going forward could include off-balance sheet securitizations as well as whole loan sales for cash.

MORTGAGE LOAN SERVICING

We currently have in place a subprime mortgage loan servicing team with over 95 servicing employees at September 30, 2005 and a scalable servicing platform. Aames Financial’s servicing platform has received a SQ3 rating from Moody’s and a RPS3-rating from Fitch. We have a servicing portfolio, including loans held for investment and loans held for sale, of approximately $5.7 billion at September 30, 2005. We believe that with our current servicing management and systems, our servicing platform is capable of servicing a portfolio of approximately $7.5 billion.

In addition to our REIT portfolio, our servicing portfolio consists of loans serviced on an interim basis, including loans held for sale and loans sold to others and subserviced on an interim basis, and to a lesser extent mortgage loans sold to others and subserviced on a long-term basis. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. We do not retain servicing on loans we sell to third parties in whole loan sales for cash.

The following table sets forth information regarding our servicing portfolio as of the dates indicated (dollars in thousands):

	September 30, 2005	December 31, 2004	September 30, 2004
Mortgage loans serviced:
Loans held for investment	$4,158,876	$1,718,696	$—
Loans serviced on an interim basis	1,343,638	771,830	2,608,203
Loans subserviced for others on a long-term basis	100,645	129,016	144,214
Loans in off-balance sheet securitization trusts	—	224,345	204,298

Total serviced in-house	5,603,159	2,843,887	2,956,715
Loans held for investment subserviced by others	50,673	—	—
Loans in off-balance sheet securitization trusts subserviced by others	—	—	48,587

Total servicing portfolio	$5,653,832	$2,843,887	$3,005,302

Percentage serviced in-house	99.1%	100.0%	98.4%

Our total loan servicing portfolio at September 30, 2005 increased by $2.8 billion, or 98.8%, to $5.7 billion over $2.8 billion at December 31, 2004 due primarily to increases of $2.4 billion, $571.8 million and $50.7 million in servicing of loans held for investment, loans serviced on an interim basis, and loans held for investment subserviced by others, respectively. Partially offsetting these increases were decreases in loans serviced in off-balance sheet securitization trusts and loans subserviced for others on a long-term basis of $224.3 million and $28.4 million, respectively. The $571.8 million increase in loans serviced on an interim basis reflects the increase in the transfer of sold loans to new servicers by whole loan buyers, and to a lesser extent, the increase in loans held for sale at September 30, 2005 from December 31, 2004. The $50.7 million increase in loans held for investment subserviced for others resulted from the purchase and subsequent on-balance sheet securitization of loans collateralized by single-family residences from a California based community bank. Our portfolio of mortgage loans in off-balance sheet securitization trusts serviced in-house declined, due primarily to our call of seven remaining off-balance sheet securitization trusts which caused the portfolio of mortgage loans in securitization trusts to decline by $202.1 million and, to a lesser extent, to portfolio run-off. The decline in loans subserviced for others on a long-term basis was due to loan portfolio run-off. The servicing of these loans resulted from our sale of loans from older off-balance sheet securitization trusts called during the fiscal year ended June 30, 2004 for which we agreed to continue service on a long-term basis.

Our total servicing portfolio at September 30, 2005 increased by $2.6 billion over the $3.0 billion servicing portfolio at September 30, 2004. The increase is attributable primarily to our current strategy of building a portfolio of loans held for investment, partially offset by a decline in loans serviced on an interim basis, which was attributable to a decline in loans held for sale and interim servicing for others at September 30, 2005 compared to September 30, 2004.

We receive servicing fees and prepayment penalty fees for income on our REIT portfolio of loans held for investment. We receive a servicing fee for loans subserviced for others on a long-term basis. In addition, as servicer we generally receive all late fees and assumption charges paid by borrowers on loans that we service directly, as well as other miscellaneous fees for performing various loan servicing functions.

Our agreements with the securitization trusts typically require us, in our role as servicer, to advance principal and interest on delinquent loans to the holders of the senior bond interests in the related securitization trusts. The agreements also requires us to make certain servicing advances (e.g., for property taxes or hazard insurance) unless we determine that those advances would not be recoverable.

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

Subprime mortgage loans generally have higher delinquency rates than those prevailing in the mortgage industry. As a subprime mortgage lender, we have historically experienced delinquency rates that are higher than those prevailing in the mortgage industry due to the origination of lower credit grade mortgage loans. Set forth below are our delinquency rates compared to delinquency rates for subprime mortgage loans (seasonally adjusted) and all mortgage loans (seasonally adjusted) according to the National Delinquency Survey of the Mortgage Bankers Association of America as of the dates indicated. Delinquent loans are loans for which more than one payment is due.

	September 30,		June 30, 2005	December 31, 2004
	2005	2004
Aames Investment	3.6%	2.6%	2.7%	2.5%
Subprime Mortgage Loans	NYA	10.4%	10.3%	9.9%
All Mortgage Loans	NYA	4.4%	4.3%	4.2%

NYA	= Not yet announced

The following table sets forth delinquency information relating to our servicing portfolio as of the dates indicated (dollars in thousands):

	September 30, 2005	December 31, 2004	September 30, 2004
Percentage of dollar amount of delinquent loans serviced (period end)(1)(2):
One month	1.5%	0.3%	0.4%
Two months	0.6%	0.2%	0.2%
Three or more months:
Not foreclosed(3)	1.4%	1.8%	1.8%
Foreclosed(4)	0.1%	0.2%	0.2%

	3.6%	2.5%	2.6%

Percentage of dollar amount of delinquent loans in:
Loans held for investments serviced:
In-house	4.4%	0.2%	N/A
By others	0.0%	0.0%	N/A
Loans serviced on an interim basis	1.0%	1.5%	0.5%
Loans subserviced for others on a long-term basis	7.2%	4.8%	4.3%
Loans in off-balance sheet securitization trusts serviced:
In-house	N/A	22.5%	18.6%
By others	N/A	N/A	39.0%

(1)	Delinquent loans are loans for which more than one payment is due.
(2)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by us including loans serviced on an interim basis.
(3)	Represents loans which are in foreclosure but as to which foreclosure proceedings have not concluded.
(4)	Represents properties acquired following a foreclosure sale and still serviced by us at period end.
N/A	Not applicable.

Delinquent loans, by principal balance of the total servicing portfolio, increased to $205.8 million at September 30, 2005 from $71.0 million at December 31, 2004 and $76.8 million at September 30, 2004. The delinquency rate at September 30, 2005 was 3.6% compared to 2.5% at December 31, 2004 and 2.6% at September 30, 2004. The delinquency rate at September 30, 2005 increased from the delinquency rate at December 31, 2004, primarily due to an increase in delinquencies in our on-balance sheet REIT portfolio of mortgage loans. We expect our delinquency rate to increase in future periods as the loans in our REIT portfolio become more seasoned, and fewer new loans are added to the REIT portfolio. Moreover, we expect our delinquency rate in the Southeastern United States to increase during the quarter due to the recent hurricanes in the Southeastern United States. At October 31, 2005, loans in areas of Florida, Louisiana, Mississippi, Texas and Alabama impacted by the hurricanes represented 3.73% of the total servicing portfolio.

The following table summarizes the unpaid principal balance of delinquent loans as of the dates indicated in the total servicing portfolio (in thousands):

	September 30, 2005	December 31, 2004	September 30, 2004
Loans held for investment serviced:
In-house	$184,582	$2,856	$—
By others	—	—	—
Loans serviced on an interim basis	13,968	11,459	13,741
Loans subserviced for others on a long-term basis	7,275	6,229	6,209
Loans in off-balance sheet securitization trusts serviced:
In-house	—	50,408	37,922
By others	—	—	18,931

Total delinquent loans	$205,825	$70,952	$76,803

During the nine months ended September 30, 2005, net losses on loan liquidations decreased to $7.4 million from $11.7 million during the comparable nine-month period during 2004. A majority of the foreclosures handled occurred in connection with delinquent mortgage loans in former off-balance sheet securitization trusts serviced by us. Of the $7.4 million of net losses on loan liquidations during the nine months ended September 30, 2005, $4.6 million and $2.9 million related to mortgage loans held for sale and mortgage loans in the off-balance sheet securitization trusts, respectively. We expect net losses on loan liquidations to increase in future periods once our on-balance sheet REIT portfolio of mortgage becomes more seasoned and fewer new loans are added to the REIT portfolio. Moreover, we expect net losses on loan liquidations in the Southeastern United States to increase in future periods due to the recent hurricanes in the Southeastern United States. At October 31, 2005, loans in areas of Florida, Louisiana, Mississippi, Texas and Alabama impacted by the hurricanes represented 3.73% of the total servicing portfolio.

The following table sets forth foreclosure and loss information relating to our servicing portfolio as of or for the periods indicated (dollars in thousands):

	At or During the Nine Months Ended September 30,
	2005	2004
Percentage of dollar amount of loans foreclosed during the period to loans serviced (period end)(1)(2)	0.2%	0.3%
Number of loans foreclosed during the period	105	147
Principal amount of loans foreclosed during the period	$9,199	$8,787
Number of loans liquidated during the period	193	318
Net losses on liquidations during the period from(3):
Loans held for investment serviced:
In-house	$(24)	$—
By others	—	—
Loans serviced on an interim basis	4,553	2,268
Loans subserviced for others on a long-term basis	19	—
Loans in off-balance sheet securitization trusts serviced:
In-house	2,850	6,352
By others	—	3,124

	$7,398	$11,744

Percentage of annualized losses to servicing portfolio(1)(2)	0.2%	0.5%
Servicing portfolio at period end	$5,654,000	$3,005,000

(1)	The delinquency and foreclosure percentages are calculated on the basis of the total dollar amount of mortgage loans serviced by us.
(2)	The percentages were calculated to reflect the dollar volume of loans foreclosed or annualized losses, as the case may be, to the average dollar amount of mortgage loans serviced by us and any subservicer during the related periods indicated.
(3)	Represents losses, net of gains, on properties sold through foreclosure or other default management activities during the periods indicated.

Liquidity and Capital Resources

Our operations require access to short-term and long-term sources of cash.

Our primary sources of liquidity are expected to be:

•	fundings under revolving warehouse and repurchase facilities;

•	fundings from financings on loans held for investment;

•	our current equity capital;

•	the proceeds from the sale of mortgage loans; and

•	the proceeds from the issuance of additional debt and equity securities.

Our primary operating cash requirements include:

•	the funding of mortgage loan originations and purchases prior to their securitization and sale;

•	interest and principal payments on financings on loans held for investment;

•	interest and principal payments and liquidity requirements under our revolving warehouse and repurchase facilities, and other borrowings;

•	dividend payments on our common stock;

•	advances in connection with our servicing portfolio;

•	overcollateralization requirements in connection with on-balance sheet securitizations;

•	fees, expenses and hedging costs, if any, incurred in connection with the securitization and sale of loans; and

•	ongoing administrative, operating, and tax expenses.

Revolving Warehouse and Repurchase Facilities.    We borrow substantial sums of cash on a regular basis to originate mortgage loans and to hold loans in our REIT portfolio prior to securitization. Therefore, we rely on revolving warehouse and repurchase facilities to finance the origination and holding of mortgage loans prior to securitization or sale. At September 30, 2005, we had total revolving warehouse and repurchase facilities in the amount of $2.8 billion, of which $2.7 billion and $0.1 billion were committed and uncommitted, respectively. At September 30, 2005, amounts outstanding under our facilities were $596.4 million, leaving us with $2.1 billion of available committed borrowing capacity under the facilities. Of the $2.8 billion of revolving warehouse and repurchase facilities available at September 30, 2005, $500.0 million, $700.0 million, $300.0 million, $500.0 million, $300.0 million and $500.0 million are scheduled to mature on January 17, 2006, February 4, 2006, March 24, 2006, August 4, 2006, September 29, 2006 and November 21, 2005, respectively. While no assurance can be made, we expect to renew our warehouse facilities on the same or similar terms at or prior to their maturity.

Certain of the revolving warehouse and repurchase facility lenders advance less than 100% of the principal balance of the mortgage loans originated, requiring the use of our working capital to fund the remaining portion. The revolving warehouse and repurchase facility agreements contain provisions requiring us to meet certain periodic financial covenants, including, among other things, minimum liquidity, stockholders’ equity, leverage, and net income levels. The facility agreements also contain customary representations and warranties.

Fundings from Financings on Loans Held for Investment.    Our ability to generate fundings from financings on loans held for investment is necessary to generate cash proceeds to pay down our revolving warehouse and repurchase facilities, which fund loans held for investment prior to their on-balance sheet securitization. During the nine months ended September 30, 2005, our financings on loans held for investment increased by $3.0 billion, to $4.1 billion at September 30, 2005, primarily resulting from four on-balance sheet securitizations that closed during the period.

Proceeds from the Sale of Mortgage Loans.    Our ability to sell loans we originate in the secondary market through off-balance sheet securitizations and whole loan sales is necessary to generate cash proceeds to pay down our revolving warehouse and repurchase facilities and fund mortgage loan originations. Our ability to sell loans in the secondary market on acceptable terms is essential for the continuation of our loan origination operations.

During the nine months ended September 30, 2005 and 2004, we sold $1.6 billion and $5.5 billion of mortgage loans in whole loan sales for cash to the secondary market. The $3.9 billion decline in whole loan sales during the nine months ended September 30, 2005 from the comparable nine-month period a year ago is due to our retention of a significant portion of our mortgage loan production to build our REIT portfolio of loans held for investment.

Other sources of cash previously used to fund our operations included the monetization of overcollateralization in our portfolio of mortgage loans in securitization trusts and the monetization of residual interests and servicing advances.

Monetization of Overcollateralization in Our Portfolio of Mortgage Loans in Off-Balance Sheet Securitization Trusts.    As previously reported, on June 15, 2005 we called the collateral in our remaining off-balance sheet securitization trusts for which we serviced the mortgage loan collateral. We received a majority of the overcollateralization balance from the called trusts in a combination of mortgage loans in the trust and in cash.

Monetization of Residual Interests and Servicing Advances.    As previously reported, on June 30, 2003, we borrowed $74.1 million through Aames Financial’s residual financing facility, of which $49.2 million was secured by all of our residual interests. We pledged certain of our existing servicing advances to collateralize $24.9 million of Aames Financial’s residual financing facility. On March 15, 2005, the Financing Facility was fully repaid and the previously secured positions in our residual interests and servicing advances were released by the lender.

Cash Flow.    The following summarizes our material cash flow activities during the nine months ended September 30, 2005 and 2004.

Our principal operating activities which effect our net cash provided by or used in such activities in any period are (i) the increase or decrease in loan production, which causes an increase in the use of cash and a decrease in the use of cash, respectively; and, (ii) the increase or decrease in the level of loan sales and securitizations, which causes an increase or decrease in cash provided, respectively.

During the nine months ended September 30, 2005, our net cash used in operating activities was $124.0 million, a decrease of $24.9 million, from the $148.9 million of net cash used in operating activities during the nine months ended September 30, 2004. The decrease in net cash used in operating activities was due primarily to an $838.2 million decrease in cash used in the origination of mortgage loans held for sale, partially offset by a $740.5 million decrease in cash provided by the sale of mortgage loans during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. To a lesser extent, the decrease in net cash used in operating activities was attributable to a $75.3 million decline in net income and a $2.5 million change in other operating items.

During the nine months ended September 30, 2005, our net cash used in investing activities increased $2.5 billion over such cash used during the comparable nine month period during 2004 and was attributable to our strategy of building a REIT portfolio of loans held for investment. As we monitor our REIT portfolio of loans held for investment, we will continue to use cash in that investing activity, however, as our REIT portfolio of loans held for investment is stabilized at a level we deem appropriate, cash used in this investing activity will decline.

The primary activities affecting our cash flows from financing activities are increases and decreases in the level of financings of loans held for investment and in the level of borrowings under our revolving warehouse and repurchase facilities. In addition, financing activities also include capital related cash flows. During the nine months ended September 30, 2005, our net cash provided by financing activities was $2.7 billion, an increase of $2.6 billion, over the $161.5 million for the nine months ended September 30, 2004. The increase in net cash provided by financing activities was primarily attributable to a $3.0 billion increase in financing on loans held for investment, partially offset by $394.8 million in redemptions of revolving warehouse and repurchase facilities and $42.5 million of cash used for common stock dividend payments during the nine months ended September 30, 2005 over the same period a year ago.

As a financial institution, our lending and borrowing functions are integral parts of our business. When evaluating sources and uses of cash, we consider cash used to increase our assets and borrowings used to finance those assets, separately from our operating cash flows. Our most significant use of cash is for the acquisition of loans held for sale, which is funded primarily through borrowings under our revolving warehouse and repurchase facilities. In accordance with U.S. GAAP, originations of loans held for sale, net of sales of such loans, are required to be included in our consolidated statements of cash flows as a component of cash flows from operating activities. However, borrowings used to fund such loans, or repayment of such borrowings, are required to be included in the consolidated statements of cash flows as a component of cash flows from financing activities. The amount of net originations of loans held for sale included as a component of cash flows from operating activities was $147.6 million and $245.2 million during the nine months ended September 30, 2005 and 2004, respectively. Excluding the origination and sale activity of loans held for sale, our operating activities provided $23.6 million and $96.3 million of cash during the nine months ended September 30, 2005 and 2004, respectively.

At September 30, 2005, we had net operating liquidity of approximately $100.7 million, which consisted of approximately $43.2 million of unrestricted cash and cash equivalents, $17.3 million of available retained bond financing, and approximately $40.2 million of cash that could be immediately raised through the pledging of unencumbered and eligible loans held for sale as collateral pursuant to committed revolving warehouse and repurchase facilities. We currently believe that our net operating liquidity level is sufficient to satisfy our operating requirements.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of September 30, 2005 (in millions):

	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 years
Financing on loans held for investment	$4,154.5	$1,589.0	$1,852.4	$446.9	$266.2
Revolving warehouse and repurchase agreements	596.4	596.4	—	—	—
Operating leases, net	47.2	10.9	24.2	9.6	2.5
Purchase and other obligations	0.2	0.2	—	—	—

Total	$4,798.3	$2,196.5	$1,876.6	$456.5	$268.7

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

Risk Management

At September 30, 2005, we had notional amounts of $6.4 billion of interest rate cap agreements in place to hedge interest rate risk exposure to our portfolio of mortgage loans held for investment and related financings. Interest expense during the three and nine months ended September 30, 2005 includes credits of $7.1 million and a $5.2 million, respectively, related to the positive mark to fair value of these interest rate cap agreements at September 30, 2005. Also included in interest income during the three and nine months ended September 30, 2005 was $8.2 million and $15.5 million, respectively, of income related to remittances to us from counterparties on in-the-money interest rate cap agreements. At September 30, 2004, we had notional amounts of $700.0 million of interest rate cap agreements in place to hedge interest rate risk exposure to our inventory and pipeline of loans held for sale. During the three and nine months ended September 30, 2004, gain on sale of loans included a $0.2 million credit related to the positive mark to fair value of interest rate cap agreements.

We continually monitor the interest rate environment and our hedging strategies. However, there can be no assurance that our earnings would not be adversely affected during any period of unexpected changes in interest rates or prepayment rates, including charges to earnings on future derivative contracts into which we may enter.

Interest Rate Sensitivity

Sale of Loans—Securitizations and Whole Loan Sales—Interest Rate Risk.    A significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination and securitization of such loans, we are exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination. However, a small portion of the loans are held for sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. In an off-balance sheet securitization, this would result in a reduction of our related gain on sale. We are also exposed to rising interest rates for loans originated or purchased which are held pending sale in the whole loan market. From time to time, we mitigate exposure to rising interest rates through the use of interest rate cap agreements, forward interest rate swap agreements or other hedging activities. These hedging activities help mitigate the risk of absolute movements in interest rates.

Rate Sensitive Assets

Residual Interests.    We had no residual interests at September 30, 2005 and $39.1 million at December 31, 2004. These instruments were recorded at estimated fair value at December 31, 2004. We valued these assets based on the present value of future revenue streams, net of expenses, using various assumptions. The weighted average discount rate used to calculate the present value of the residual interests was 13.7% at December 31, 2004. The weighted average life of the mortgage loans used for valuation at December 31, 2004 was 2.0 years.

Fair Value of Financial Instruments.    Our financial instruments recorded at contractual amounts that approximate market or fair value primarily consist of loans held for sale, advances and other receivables, and revolving warehouse and repurchase facilities. As these amounts are short-term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. The carrying amount of our warehouse borrowings approximates fair value when valued using available quoted market prices.

Interest Rate Risk.    We are exposed to on-balance sheet interest rate risk related to our loans held for investment and loans held for sale.

Warehousing Exposure.    We utilize revolving warehouse and repurchase financing facilities to facilitate the holding of mortgage loans prior to sale and securitization. At September 30, 2005 and December 31, 2004, we had total revolving warehouse and repurchase facilities available in the amount of $2.8 billion and $2.6 billion, respectively. At September 30, 2005 and December 31, 2004, amounts committed under such facilities were $2.7 billion and $2.5 billion, respectively. The total amount outstanding related to these facilities was $596.4 million and $809.2 million at September 30, 2005 and December 31, 2004, respectively. Drawings available to us under the committed portions of the facilities were $2.1 billion and $1.7 billion at September 30, 2005 and December 31, 2004, respectively. Revolving warehouse and repurchase facilities are typically for a term of one year or less and are designated to fund mortgages originated within specified underwriting guidelines. The majority of the assets remain in the facilities for a period of up to 90 days at which point they are securitized or sold to institutional investors. As these amounts are short-term in nature and/or generally bear market rates of interest, the contractual amounts of these instruments are reasonable estimates of their fair values.

The following tables illustrate the timing of the maturities of our interest rate sensitive assets and liabilities as of the dates indicated (in thousands):

	Maturity Range						Total
September 30, 2005	Zero to 6 Months	6 Months to 1 Year	1-2 Years	3-4 Years	5-6 Years	Thereafter
Interest rate sensitive assets:
Cash and cash equivalents	$134,550	$—	$—	$—	$—	$—	$134,550
Loans held for sale, net	632,515	—	—	—	—	—	632,515
Loans held for investment, net	816,903	788,624	1,296,362	926,515	157,585	201,087	4,187,076
Interest rate cap agreements	63,448	—	—	—	—	—	63,448

Total interest rate sensitive assets	$1,647,416	$788,624	$1,296,362	$926,515	$157,585	$201,087	$5,017,589

Interest rate sensitive liabilities:
Revolving warehouse and repurchase facilities	$596,440	$—	$—	$—	$—	$—	$596,440
Financings on loans held for investment	809,550	779,450	1,278,356	864,539	156,339	266,232	4,154,466

Total interest rate sensitive liabilities	$1,405,990	$779,450	$1,278,356	$864,539	$156,339	$266,232	$4,750,906

Excess of interest rate sensitive assets over interest rate sensitive liabilities	$241,426	$9,174	$18,006	$61,976	$1,246	$(65,145)	$266,683
Cumulative net interest rate sensitivity gap	$241,426	$250,600	$268,606	$330,582	$331,828	$266,683	$266,683

	Maturity Range						Total
December 31, 2004	Zero to 6 Months	6 Months to 1 Year	1-2 Years	3-4 Years	5-6 Years	Thereafter
Interest rate sensitive assets:
Cash and cash equivalents	$37,780	$—	$—	$—	$—	$—	$37,780
Loans held for sale, net	484,963	—	—	—	—	—	484,963
Loans held for investment, net	150,567	223,516	608,267	341,716	138,475	262,505	1,725,046
Interest rate cap agreements	31,947	—	—	—	—	—	31,947

Total interest rate sensitive assets	$705,257	$223,516	$608,267	$341,716	$138,475	$262,505	$2,279,736

Interest rate sensitive liabilities:
Financing facility	$7,680	$—	$—	$—	$—	$—	$7,680
Revolving warehouse and repurchase facilities	809,213	—	—	—	—	—	809,213
Financings on loans held for investment	104,942	155,785	423,947	225,845	78,897	170,320	1,159,736

Total interest rate sensitive liabilities	$921,835	$155,785	$423,947	$225,845	$78,897	$170,320	$1,976,629

Excess of interest rate sensitive assets over interest rate sensitive liabilities	$(216,578)	$67,731	$184,320	$115,871	$59,578	$92,185	$303,107
Cumulative net interest rate sensitivity gap	$(216,578)	$(148,847)	$35,473	$151,344	$210,922	$303,107	$303,107

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

In September 2004, we received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to our business and lending practices in Iowa. We have cooperated and intend to continue to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, we cannot predict the outcome of the investigation and its effect, if any on our business in Iowa, which approximated 0.02% of total mortgage loan production during the nine months ended September 30, 2005 and 2004.

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

Item 2.    Changes in Securities and Use of Proceeds—None

Item 3.    Defaults upon Senior Securities—None

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 5.    Other Information—None

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the registration statement on Form S-11 (333-113890) filed with the SEC on September 7, 2004 (“Amendment No. 3 to S-11”)).

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Aames Investment Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the registration statement on Form S-11 (333-113890) filed with the SEC on July 22, 2004 (“Amendment No. 2 to S-11”)).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to S-11).

10.1	Amended and Restated Aames Investment Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the 2004 10-K).

10.2	Registration Rights and Governance Agreement dated November 1, 2004 among Specialty Finance Partners, Capital Z Management LLC and Aames Investment (incorporated by reference to Exhibit 10.2 to the 2004 10-K).

10.3	Employment Agreement dated November 3, 2004 among Aames Investment Corporation, Aames Financial Corporation and A. Jay Meyerson (incorporated by reference to Exhibit 10.3 to the 2004 10-K).*

10.4	Form of Aames Investment Corporation Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.4 to the 2004 10-K).*

10.5(a)	Master Repurchase Agreement dated as of August 5, 2004 among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation, and Aames Funding Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 8 to the registration statement on Form S-11 (333-113890) filed with the SEC on October 27, 2004).

10.5(b)	Amendment No. 1 dated March 18, 2005 to Master Repurchase Agreement dated August 5, 2004 among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation, and Aames Funding Corporation (incorporated by reference to Exhibit 10.5(b) to the 2004 10-K).

10.5(c)	Amendment No. 2 to Master Repurchase Agreement dated as of June 20, 2005 by and among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation and Aames Funding Corporation (incorporated by reference to Exhibit 10.5(c) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “June 2005 10-Q”)).

10.5(d)	Extension Letter to the Master Repurchase Agreement dated as of July 29, 2005 by and among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation and Aames Funding Corporation (incorporated by reference to Exhibit 10.5(d) to the June 2005 10-Q).

10.5(e)	Amendment No. 3 to the Master Repurchase Agreement dated as of October 31, 2005 by and among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation and Aames Funding Corporation

10.6	Stock Purchase Agreement dated November 1, 2004 by and among Aames Investment Corporation, Friedman, Billings, Ramsey Group, Inc., Aames Financial Corporation, Aames TRS, Inc. and Aames Newco, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 10 to the registration statement on Form S-11 333-113890 filed with the SEC on October 29, 2004).

10.7	Registration Rights Agreement dated November 1, 2004 by and between Aames Investment Corporation, Inc. and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.7 to the 2004 10-K).

10.8(a)	Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(a) to the Aames Investment Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “September 2004 10-Q”)).

10.8(b)	Amendment No. 1 dated as of October 28, 2004 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(b) to the September 2004 10-Q).

10.8(c)	Amendment No. 3 dated as of January 7, 2005 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(c) to the 2004 10-K).

10.8(d)	Amendment No. 4 dated as of March 14, 2005 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(d) to the 2004 10-K).

10.8(e)	Amendment No. 5 dated as of June 30, 2005 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation, Aames Investment Corporation and Morgan Stanley Bank dated October 21, 2004 (incorporated by reference to Exhibit 10.8(e) to the June 2005 10-Q).

10.8(f)	Amendment No. 6 dated as of October 10, 2005 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation, Aames Investment Corporation and Morgan Stanley Bank dated October 21, 2004.

10.8(g)	Amendment No. 7 dated as of November 2, 2005 2005 to the Master Loan and Security Agreement among Aames Capital Corporation, Aames Funding Corporation, Aames Investment Corporation and Morgan Stanley Bank dated October 21, 2004.

10.9(a)	Amended and Restated Master Loan and Security Agreement dated as of April 28, 2005 among Aames Capital Corporation, Aames Investment Corporation and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.9 to the June 2005 10-Q).

10.9(b)	Amendment Number One dated as of September 30, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of April 28, 2005 among Aames Capital Corporation, Aames Investment Corporation and Citigroup Global Markets Realty Corp.

10.9(c)	Amendment Number Two dated as of November 3, 2005 to the Amended and Restated Master Loan and Security Agreement dated as of April 28, 2005 among Aames Capital Corporation, Aames Investment Corporation and Citigroup Global Markets Realty Corp.

10.10(a)	Warehouse Loan and Security Agreement dated as of February 10, 2000 as Amended and Restated to and including February 4, 2005 among Aames Investment Corporation, Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.10 to the 2004 10-K).

10.10(b)	Amendment Number One dated May 25, 2005 to the Warehouse and Loan Security Agreement among Aames Investment Corporation, Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.10(b) to the June 2005 10-Q).

10.10(c)	Amendment Number Two dated June 20, 2005 to the Warehouse and Loan Security Agreement among Aames Investment Corporation, Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.10 (c) to the June 2005 10-Q).

10.10(d)	Amendment Number Three dated July 29, 2005 to the Warehouse and Loan Security Agreement among Aames Investment Corporation, Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc.

10.10(e)	Amendment Number Four dated August 15, 2005 to the Warehouse and Loan Security Agreement among Aames Investment Corporation, Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc.

10.10(f)	Amendment Number Five dated October 31, 2005 to the Warehouse and Loan Security Agreement among Aames Investment Corporation, Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc.

10.11(a)	Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans dated as of January 18, 2005 among Lehman Brothers Bank, FSB, Aames Capital Corporation and Aames Investment Corporation (incorporated by reference to Exhibit 10.11 to the 2004 10-K).

10.11(b)	First Amendment to Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans dated as of June 20, 2005 among Lehman Brothers Bank, FSB, Aames Capital Corporation and Aames Investment Corporation (incorporated by reference to Exhibit 10.11(b) to the June 2005 10-Q).

10.11(c)	Second Amendment dated October 28, 2005 to Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans among Lehman Brothers Bank, FSB, Aames Capital Corporation and Aames Investment Corporation.

10.12(a)	Revolving Credit and Security Agreement dated as of July 1, 2003 among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.35(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 2003).

10.12(b)	Amendment No. 3 to Revolving Credit and Security Agreement dated as of November 4, 2004 among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.12(b) to the 2004 10-K).

10.12(c)	Commitment Letter for the Revolving Credit and Security Agreement dated March 25, 2005 among Aames Capital Corporation, Aames Funding Corporation, Aames Investment Corporation, Aames Financial Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.12(c) to the June 2005 10-Q).

10.12(d)	Amendment No. 1 to the Countrywide Commitment Letter dated as of June 28, 2005 (incorporated by reference to Exhibit 10.12(d) to the June 2005 10-Q).

10.12(e)	Amendment No. 4 to Revolving Credit and Security Agreement dated as of March 25, 2005 among Aames Capital Corporation, Aames Funding Corporation and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.12(e) to the Aames Investment Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.12(f)	Amendment No. 2 to the Countrywide Commitment Letter dated as of November 4, 2005.

10.13	Office Lease dated as of September 15, 1998, between Colonnade Wilshire Corp. and Aames Financial Corporation for the premises located at 3731 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Exhibit 10.12 to the Aames Financial Corporation Form 10-K for the year ended June 30, 1999).

10.14(a)	Office Building Lease dated as of August 7, 1996 between Aames Financial Corporation and California Plaza IIA, LLC for the premises located at 350 S. Grand Avenue, Los Angeles, California (incorporated by reference to Exhibit 10.17(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 1997 (the “Aames Financial 1997 10-K”)).

10.14(b)	First Amendment to Office Building Lease dated as of August 15, 1997 between Aames Financial Corporation and California Plaza IIA, LLC (incorporated by reference to Exhibit 10.17(b) to the Aames Financial 1997 10-K).

10.14(c)	Second Amendment to Office Building Lease dated as of July 29, 2005 by and between EOP-TWO California Plaza, LLC and Aames Financial Corporation (incorporated by reference to Exhibit 10.14(c) to the June 2005 10-Q).

10.15	Office Building Lease dated as of September 13, 2002 between Aames Financial Corporation and Jamboree LLC for the premises located at 3347 and 3351 Michelson Drive, Irvine, California (incorporated by reference to Exhibit 10.18 to the Aames Financial Corporation Form 10-K for the fiscal year ended June 30, 2002).

10.16	Director Compensation Plan Summary (incorporated by reference to Exhibit 99.1 to the Aames Investment Corporation Current Report on Form 8-K/A dated March 23, 2005 filed with the SEC on March 31, 2005).*

10.17	2005 Executive Management Incentive Compensation Plan Summary (incorporated by reference to the Exhibit 10.17 to the 2004 10-K).*

10.18	Employment Agreement dated July 18, 2005 among Aames Investment Corporation, Aames Financial Corporation and John A. Vella (incorporated by reference to Exhibit 10.18 to the June 2005 10-Q).*

10.19	Aames Financial Corporation Executive Severance Plan, amended and released dated as of August 4, 2005.*

31.1	Certification of A. Jay Meyerson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jon D. Van Deuren pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES INVESTMENT CORPORATION

Dated: November 14, 2005	By:	/s/ JON D. VAN DEUREN
Jon D. Van Deuren Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)