Form 10-Q
period 2006-03-31
AAMES INVESTMENT CORP
filed 2006-05-10
CIK 1282552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 1-32340

AAMES INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	34-1981408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
350 SOUTH GRAND AVENUE, LOS ANGELES, CA	90071-3459
(Address of principal executive offices)	(Zip code)

(323) 210-5000

(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Check one): Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2006, Registrant had 61,887,785 shares of common stock outstanding.

Item 1.   Financial Statements

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Unrestricted	$30,993	$36,078
Restricted	87,016	87,094
Loans held for sale, at lower of cost or market	1,063,290	951,177
Loans held for investment, net	3,656,520	4,085,536
Advances and other receivables, net	37,957	39,591
Deferred income taxes	28,508	28,489
Equipment and improvements, net	10,615	10,810
Prepaid expenses and other assets	34,659	30,713
Derivative financial instruments, at estimated fair value	52,961	58,147
Total assets	$5,002,519	$5,327,635
LIABILITIES
Financings on loans held for investment	$3,240,614	$3,623,188
Revolving warehouse and repurchase facilities	1,454,933	1,341,683
Borrowings	1,324	16,487
Accounts payable and accrued expenses	49,473	54,300
Accrued dividends	—	21,584
Income taxes payable	—	889
Total liabilities	4,746,344	5,058,131
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 160,000,000 shares authorized; none outstanding	—	—
Common stock, par value $0.01 per share; 500,000,000 shares authorized; 61,882,670 shares and 61,828,340 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	619	618
Additional paid-in capital	656,206	656,041
Retained deficit	(400,650)	(387,155)
Total stockholders’ equity	256,175	269,504
Total liabilities and stockholders’ equity	$5,002,519	$5,327,635

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Interest income	$112,045	$53,652
Interest expense	72,947	11,916
Net interest income	39,098	41,736
Provision for losses on loans held for investment	12,601	6,500
Net interest income after provision for loan losses	26,497	35,236
Noninterest income:
Gain on sale of loans	5,995	5,683
Loan servicing	2,423	1,040
Total noninterest income	8,418	6,723
Net interest income after provision for loan losses and noninterest income	34,915	41,959
Noninterest expense:
Personnel	24,891	22,347
Production	9,377	8,800
General and administrative	14,147	10,813
Total noninterest expense	48,415	41,960
Loss before income taxes	(13,500)	(1)
Income tax provision	17	765
Net loss	$(13,517)	$(766)
Net loss to common stockholders:
Basic	$(13,517)	$(766)
Diluted	$(13,517)	$(766)
Net loss per common share:
Basic	$(0.22)	$(0.01)
Diluted	$(0.22)	$(0.01)
Weighted average number of common shares outstanding:
Basic	62,535	62,593
Diluted	62,535	62,593

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Total
Balance at December 31, 2005	$618	$656,041	$(387,155)	$269,504
Net loss	—	—	(13,517)	(13,517)
Conversion and cancellations of restricted stock units and awards	1	(183)	—	(182)
Stock-based compensation related to restricted stock awards	—	348	—	348
Dividend cancellation on restricted stock awards	—	—	22	22
Balance at March 31, 2006	$619	$656,206	$(400,650)	$256,175

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(13,517)	$(766)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for losses on loans held for investment	12,601	6,500
Depreciation and amortization	970	791
Amortization of debt discount	2,316	123
Stock-based compensation	348	—
Deferred income taxes	(19)	—
Mark-to-market loss (gain) on derivative financial instruments	5,187	(9,532)
Loans held for sale:
Originations and purchases	(1,565,524)	(1,361,616)
Proceeds from sales	1,453,411	1,463,101
Net (increase) decrease in loans held for sale	(112,113)	101,485
Decrease (increase) in:
Advances and other receivables, net	1,634	(1,839)
Residual interests	—	20,220
Prepaid expenses and other assets	(3,946)	1,145
Derivative financial instruments	—	(10,491)
Increase (decrease) in:
Accounts payable and accrued expenses	(5,010)	(5,792)
Income taxes payable	(889)	(500)
Net cash (used in) provided by operating activities	(112,438)	101,344
Cash Flows from Investing Activities:
Decrease (increase) in loans held for investment	416,415	(1,143,861)
Purchases of equipment and improvements	(775)	(1,068)
Net cash provided by (used in) investment activities	415,640	(1,144,929)
Cash Flows from Financing Activities:
Proceeds from issuance of financings on loans held for investment	24,316	1,168,528
Repayments of financings on loans held for investment	(409,206)	(68,015)
Net increase in revolving warehouse and repurchase facilities	113,250	45,170
Reduction in borrowings	(15,163)	(7,680)
Payment of common stock dividends	(21,562)	(3,804)
Payment of expenses related to equity issuance	—	(28)
Net cash (used in) provided by financing activities	(308,365)	1,134,171
Net increase (decrease) in cash and cash equivalents	(5,163)	90,586
Cash and cash equivalents, beginning of period	123,172	37,780
Cash and cash equivalents, end of period	$118,009	$128,366

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.   General and Basis of Presentation

Recent Events.   On March 15, 2006, Aames Investment Corporation (“Aames Investment”), which elected to qualify as a mortgage real estate investment trust, or REIT, for U.S. federal income tax purposes for the six months ended December 31, 2004 and for the year ended December 31, 2005, announced that it intends to reorganize so that it would no longer be required to pay out at least 90% of its taxable earnings to public stockholders as dividends, but rather, would retain its capital for internal growth within the group. On March 24, 2006, Aames Investment’s Board of Directors approved a corporate reorganization subject to stockholder approval at a special meeting to achieve that goal. In the reorganization, the following would occur:

1.                Aames Financial Corporation (“Aames Financial”), Aames Investment’s current taxable REIT subsidiary or TRS, would form a wholly owned subsidiary to consummate the merger described below.

2.                If approved by the stockholders, the new subsidiary would merge with and into Aames Investment, which would result in: (i) Aames Financial becoming the new parent of Aames Investment, (ii) common stockholders of Aames Investment exchanging their shares for common shares of Aames Financial, and (iii) Aames Investment becoming a subsidiary of Aames Financial.

3.                Since Aames Investment, the REIT, would be a subsidiary of Aames Financial, it would distribute its taxable income, including income from the REIT portfolio, to Aames Financial, rather than to public stockholders. This would enable Aames Financial to retain the earnings on the REIT portfolio for internal capital growth. In addition, by reorganizing Aames Investment as a subsidiary of Aames Financial, Aames Investment’s taxable earnings, including the earnings from the REIT portfolio, would be sheltered from taxation through utilization of Aames Financial’s historical net operating loss carryforwards (“NOLs”) until fully utilized. The taxable income generated by Aames Financial is subject to regular corporate income tax. However, as of December 31, 2005, Aames Financial had approximately $304.1 million of NOLs for U.S. federal income tax purposes that expire from 2017 through 2025. Aames Financial expects to be able to use these NOLs to offset its future income, subject to annual limitations and, as a result, Aames Financial will have substantially lower effective tax rates than statutory rates.

General.   Aames Investment is a mortgage real estate investment trust, or REIT, which manages a portfolio of subprime residential mortgage loans. Its principal subsidiary, Aames Financial, is a national mortgage banking company, started in 1954, which focuses primarily on originating, selling and servicing residential mortgage loans through both wholesale and retail channels under the name “Aames Home Loan.” Aames Investment, together with its subsidiaries, is collectively referred to as the “Company.”

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

On November 9, 2004, Aames Investment completed its reorganization with Aames Financial Corporation, formerly Aames Investment’s parent company. The reorganization transaction was accounted

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

for as a recapitalization restructuring of entities under common control with no change in accounting basis. The common shares of Aames Financial and the Series B, C and D Convertible Preferred Stock were exchanged in connection with the reorganization.

At March 31, 2006, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, “Capital Z”) and others affiliated with Capital Z together owned approximately 14.0 million shares, or approximately 22.7% of the Company’s common shares outstanding. Representatives of Capital Z currently have two seats on the Company’s seven member Board of Directors.

Aames Investment elected to qualify as a REIT for U.S. federal income tax purposes. Aames Financial is the taxable REIT subsidiary (“TRS”) of Aames Investment.

Aames Investment’s strategy is to use its equity capital and funds borrowed under revolving warehouse and repurchase facilities to finance mortgage loan production, and to use those financing sources together with on-balance sheet securitizations to finance its REIT portfolio of mortgage loans. Aames Investment will retain in its REIT portfolio a portion of these loans, largely hybrid/adjustable rate mortgage loans. Aames Investment will sell the remainder, including a majority of the fixed-rate mortgage loans originated, on a whole loan servicing-released basis to third parties.

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

The condensed consolidated financial statements include the accounts of the Company after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full calendar year.

Reclassifications

Certain amounts related to March 31, 2005 have been reclassified to conform to the March 31, 2006 presentation.

Note 2.   Cash and Cash Equivalents

At March 31, 2006 and December 31, 2005, the Company had $66.3 million and $70.1 million of overnight investments, respectively.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3.   Loans Held for Sale

The following table summarizes the composition of the Company’s loans held for sale as of the dates indicated (in thousands):

	March 31,	December 31,
	2006	2005
Fixed rate mortgages	$270,583	$397,112
Adjustable rate loans	811,362	570,716
Total unpaid principal balance	1,081,945	967,828
Net deferred loan origination (fees) costs	(5,194)	(4,547)
Valuation allowance	(13,461)	(12,104)
Total loans held for sale, at lower of cost or market	$1,063,290	$951,177

The Company maintains a lower-of-cost-or-market (“LOCOM”) valuation allowance for certain loans held for sale that are severely delinquent, have suffered declines in market value, had credit deterioration, have significant collateral deficiencies or have other attributes that reduce their sale potential.

The following table presents activity in the valuation allowance for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance, beginning of period	$12,104	$4,234
LOCOM provision	11,312	2,424
Transfer from advances receivable allowance	—	600
Charge-offs	(9,956)	(1,313)
Recoveries	1	20
Net charge-offs	(9,955)	(1,293)
Balance, end of period	$13,461	$5,965

Note 4.   Loans Held for Investment, Net

The following table summarizes loans held for investment, net, as of the dates indicated (in thousands):

	March 31,	December 31,
	2006	2005
Securitized	$3,241,334	$3,659,657
Not yet securitized	462,431	461,451
Total unpaid principal balance	3,703,765	4,121,108
Net deferred loan origination costs	6,092	7,787
Allowance for loan losses	(53,337)	(43,359)
Total loans held for investment, net	$3,656,520	$4,085,536

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table presents activity in the allowance for loan losses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance, beginning of period	$43,359	$1,900
Provision for loan losses	12,601	6,500
Transfer from advances receivable allowance	—	—
Charge-offs	(2,623)	—
Recoveries	—	—
Net charge-offs	(2,623)	—
Balance, end of period	$53,337	$8,400

The above allowance activity does not include losses on certain early prepayment representation and warranty claims on loans transferred to loans held for sale and which are accounted for in the Company’s representation and warranty allowance.

Note 5.   Accounts Payable and Accrued Expenses

The Company maintains a representation and warranty allowance for exposure to losses that arise in connection with loans that it is required to repurchase from whole loan buyers. The allowance is included in accounts payable and accrued expenses in the consolidated balance sheets. The allowance is carried to address repurchase obligations arising from representations and warranty claims, and obligations for other contractual disputes with investors with respect to mortgage loan sales. Allowance levels are a function of expected losses based on expected and actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probability related to such claims. Changes in the level of provision to this allowance impacts the overall gain on sale margin from quarter to quarter.

The following table presents activity in the representation and warranty allowance for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance, beginning of period	$9,014	$13,137
Provision (benefit) for representation, warranty and other miscellaneous losses	4,278	(1,639)
Release of claims	(4,335)	—
Charge-offs	(2,833)	(3,071)
Recoveries	—	—
Net charge-offs	(2,833)	(3,071)
Balance, end of period	$6,124	$8,427

During the three months ended March 31, 2006, the Company released $4.3 million of aged claims due to management’s research and determination that these were no longer valid.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6.   Basic and Diluted Net Income (Loss) Per Common Share

The following table sets forth information regarding basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Basic Net Income (Loss) Per Common Share:
Net loss	$(13,517)	$(766)
Basic net loss to common stockholders	$(13,517)	$(766)
Basic weighted average number of common shares outstanding	62,535	62,593
Basic net loss per common share	$(0.22)	$(0.01)
Diluted Net Income (Loss) Per Common Share:
Diluted net loss to common stockholders	$(13,517)	$(766)
Basic weighted average number of common shares outstanding	62,535	62,593
Plus: Incremental shares from assumed conversions of restricted stock awards	—	—
Diluted weighted average number of common shares outstanding	62,535	62,593
Diluted net loss per common share	$(0.22)	$(0.01)

Note 7.   Stock-Based Compensation

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. Currently, the Company’s stock-based compensation consists of restricted stock awards, which are valued based on the fair value of the Company’s shares at the grant date using the closing market price of the Company’s shares on that date. The fair value of the restricted stock awards is amortized to compensation expense, with an offsetting credit to additional paid-in capital, over the period that service is rendered, which is the vesting period. Restricted stock awards generally vest 25% per year commencing on the first anniversary date from the date of grant. The Company has considered historical forfeiture rates in its estimated stock-based compensation expense related to awards that are ultimately expected to vest. The recognition of compensation expense in the first quarter of 2006 related to the vesting of restricted stock awards is consistent with the expense recognition for the first quarter of 2005 and therefore the quarterly results are comparable to the prior year. As of March 31, 2006, there was $5.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested grants of restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Amended and Restated Aames Investment Corporation 2004 Equity Incentive Plan (the “Plan”), which became effective in November 2004, is the Company’s only compensation plan under which its equity securities are authorized for issuance, and it allows the Company to make awards to its officers and other employees, directors and all other persons who provide it services. Those awards may be stock options, SARs, or “full value awards” (including shares of restricted stock and restricted stock units). Currently, a maximum of 5,550,000 shares of the Company’s common stock may be issued upon the exercise of stock options or SARs, in connection with the vesting of shares of restricted common stock or upon the distribution of shares underlying restricted stock units. To date, all awards made under the Plan

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

have been full value awards (i.e. restricted stock awards and restricted stock units) and each share of the Company’s common stock underlying a full value award reduces the number of shares available for future issuance by 2.5 shares.

In connection with the Company’s reorganization as a REIT and its initial public offering in November 2004, the Company issued 1,282,553 restricted stock units pursuant to the Plan and recorded compensation expense of $10.9 million.

The following tables present activity in Restricted Stock Units (“RSU’s) and Restricted Stock Awards (“RSA’s”) for the period presented:

	Three Months Ended March 31, 2006
	RSU’s		RSA’s
	Number	Grant	Number	Grant
	of	Price	of	Price
	Shares	Range	Shares	Range
Balance, beginning of period	716,551	$8.50	936,516	$6.05-9.82
Granted	—	—	36,000	5.90
Expired	—	—	—	—
Cancelled(1)	(28,283)	8.50	(172,900)	7.94-9.82
Converted	(45,974)	8.50	(8,356)	9.43-9.50
Balance, end of period	642,294	$8.50	791,260	$5.90-9.82

(1)          Cancellations of RSUs/RSAs include those arising from employee terminations as well as RSAs that were returned to the Company to settle payroll tax obligations upon conversion of RSUs/RSAs to common stock.

Note 8.   Commitments and Contingencies

In July 2005, the Company was served with a putative class action complaint entitled Webb v. Aames Investment Corporation, et. al. brought in the United States District Court, Central District of California. In December 2005, the Company was served with a putative class action complaint entitled Cooper v. Aames Investment Corporation, et. al. brought in the United States District Court, Eastern District of Wisconsin. These complaints allege violations of the Fair Credit Reporting Act (“FCRA”) in connection with prescreened offers of credit, which the Company made to plaintiffs. Webb also alleges that the Company’s direct mail pieces failed to comply with the requirements of FCRA that the required notice be clear and conspicuous. The plaintiffs seek to recover on behalf of themselves and others similarly situated compensatory and punitive damages and attorneys’ fees. We filed a motion to dismiss the clear and conspicuous claims in connection with Webb, which was granted in May 2006. The court has requested further briefing to determine whether it will grant leave for the plaintiffs to amend. The Company also filed a motion to transfer Cooper to the Central District of California where Webb is pending, which was granted in March 2006, and the case was ultimately transferred on April 13, 2006. There have been no rulings on the merits of the plaintiffs’ claims or the claims of the putative class in either matter and no class has been certified. The Company intends to vigorously defend these matters, but if a class is certified and prevails on the merits, the potential liability could have a material adverse affect on the Company’s business. The outcome of these cases and the amount of liability, if any, cannot be determined at this time.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

On September 7, 2004, Aames Financial received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to its business and lending practices in Iowa. Aames Financial has cooperated and intends to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, Aames Financial cannot predict the outcome of the investigation and its effect, if any, on its business in Iowa, which approximated 0.009% and 0.02% of total mortgage loan production during the three months ended March 31, 2006 and 2005, respectively.

In the ordinary course of its business, the Company is subject to various claims made against it arising from, among other things, the Company’s loan origination and collection efforts, trade practices and alleged violations of the various federal and state laws and regulations applicable to the Company’s business, such as consumer protection laws and employment laws. The Company believes that the resolution of any of these pending incidental claims is not likely to have a material adverse effect on the Company’s consolidated financial position and results of operations.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9.   Parent Company Information

The following tables present the condensed balance sheets and condensed statements of operations of Aames Investment Corporation (parent company only, prior to intercompany elimination entries) as of and for the dates indicated (in thousands):

	March 31,	December 31,
Condensed Balance Sheets	2006	2005
Cash and cash equivalents:
Unrestricted	$16,505	$13,042
Restricted	87,016	87,094
Loans held for investment, net:
Securitized	3,241,334	3,659,657
Not yet securitized	462,431	461,451
Net deferred loan origination costs	6,092	7,787
Deferred loan acquisition premium	35,418	41,132
Allowance for loan losses	(53,337)	(43,359)
Total loans held for investment, net	3,691,938	4,126,668
Investment in subsidiaries	51,970	78,697
Accrued interest and other assets	94,175	57,480
Derivative finanancial instruments, at estimated fair value	52,961	58,147
Total assets	$3,994,565	$4,421,128
Financings on loans held for investment	$3,240,614	$3,623,188
Revolving warehouse and repurchase facilities	443,805	433,241
Borrowings	1,324	16,487
Other liabilities	17,230	37,577
Total liabilities	3,702,973	4,110,493
Stockholders’ equity	291,592	310,635
Total liabilities and stockholders’ equity	$3,994,565	$4,421,128

	Three Months Ended March 31,
Condensed Statement of Operations	2006	2005
Net interest income	$22,115	$32,463
Provision for losses on loans held for investment	(12,601)	(6,500)
Net interest income after provision for loan losses	9,514	25,963
Noninterest expense	(2,068)	(2,035)
Income before equity in net loss of subsidiary	7,446	23,928
Equity in net loss of subsidiary	(26,677)	(22,372)
Net income (loss)	$(19,231)	$1,556

Note 10.   Recently Issued Accounting Standards

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

SFAS 123. This Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R requires measurement of fair value of employee stock options using an option pricing model that takes into account the awarded options’ unique characteristics. SFAS 123R requires charging the recognized cost to expense over the period the employee provides services to earn the award, generally its vesting period. In April of 2005, the Securities and Exchange Commission (“SEC”) revised the required adoption date of SFAS 123R. As a result of this change, the Company was required to adopt SFAS 123R effective January 1, 2006. The adoption of SFAS 123R did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s consolidated financial statements upon adoption of a voluntary change in accounting principle by the Company.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•       Amortization Method—Amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. This method is consistent with current subsequent measurement guidance for servicing rights.

•       Fair Value Measurement Method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs. This method is a new alternative.

SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. However, earlier adoption of the SFAS 156 is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for an interim period of that fiscal year. The adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

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

FORWARD-LOOKING INFORMATION

This report may contain forward-looking statements under federal securities laws. These statements are based on management’s current expectations and beliefs and are subject to a number of trends and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The risks and uncertainties that may cause the Company’s performance and results to vary include: (i) limited cash flow to fund operations and dependence on short-term financing facilities; (ii) changes in overall economic conditions and interest rates; (iii) increased delinquency rates in the portfolio; (iv) intense competition in the mortgage lending industry; (v) adverse changes in the securitization and whole loan market for mortgage loans; (vi) declines in real estate values; (vii) an inability to originate subprime hybrid/adjustable rate mortgage loans; (viii) obligations to repurchase mortgage loans and indemnify investors; (ix) concentration of operations in California, Florida, New York and Texas; (x) the occurrence of natural disasters (including the adverse impact of hurricanes Katrina, Rita and Wilma); (xi) extensive government regulation; and (xii) an inability to comply with the federal tax requirements applicable to REITs and effectively operate within limitations imposed on REITs by federal tax rules. For a more complete discussion of these risks and uncertainties and information relating to the Company, see the Form 10-K for the year ended December 31, 2005 and other filings with the SEC made by the Company. Aames Investment expressly disclaims any obligation to update or revise any forward-looking statements in this report.

RECENT EVENTS

On March 31, 2006, the Company closed two of its five wholesale operations centers—those located in Deerfield, Florida and Parsippany, New Jersey—and consolidated the functions previously performed in those centers into its remaining centers located in Irvine, California, Jacksonville, Florida and Dallas, Texas. In connection with the wholesale restructuring, the Company also eliminated over 120 positions in the wholesale channel in April 2006. The Company estimates that the combined annual savings from these actions will be approximately $10.0 million.

On March 15, 2006, Aames Investment Corporation (“Aames Investment”), which elected to qualify as a mortgage real estate investment trust, or REIT, for U.S. federal income tax purposes for the six months ended December 31, 2004 and for the year ended December 31, 2005, announced that it intends to reorganize so that it would no longer be required to pay out at least 90% of its taxable earnings to its public stockholders as dividends, but rather, would retain its capital for internal growth. On March 24, 2006, Aames Investment’s Board of Directors approved a corporate reorganization subject to stockholder approval at a special meeting to achieve that goal. In the reorganization, the following would occur:

1.                Aames Financial Corporation (“Aames Financial”), Aames Investment’s current taxable REIT subsidiary or TRS, would form a wholly owned subsidiary to consummate the merger described below.

2.                If approved by the stockholders, the new subsidiary would merge with and into Aames Investment, which would result in: (i) Aames Financial becoming the new parent of Aames

Investment, (ii) common stockholders of Aames Investment exchanging their shares for common shares of Aames Financial, and (iii) Aames Investment becoming a subsidiary of Aames Financial.

3.                Since Aames Investment, the REIT, would be a subsidiary of Aames Financial, it would distribute its taxable income, including income from the REIT portfolio, to Aames Financial, rather than to public stockholders. This would enable Aames Financial to retain the earnings on the REIT portfolio for internal capital growth. In addition, by reorganizing Aames Investment as a subsidiary of Aames Financial, Aames Investment’s taxable earnings, including the earnings from the REIT portfolio, would be sheltered from taxation through utilization of Aames Financial’s historical net operating loss carryforwards (“NOLs”) until fully utilized. The taxable income generated by Aames Financial is subject to regular corporate income tax. However, as of December 31, 2005, Aames Financial had approximately $304.1 million of NOLs for U.S. federal income tax purposes that expire from 2017 through 2025. Aames Financial expects to be able to use these NOLs to offset its future income, subject to annual limitations and, as a result, Aames Financial will have substantially lower effective tax rates than statutory rates.

GENERAL

Aames Investment was formed in February 2004 to build and manage a portfolio of high yielding subprime residential mortgage loans to offer its stockholders the opportunity for attractive dividend yields and earnings growth. In November 2004, we completed an initial public offering, and, concurrently with that offering, reorganization with Aames Financial, formerly our parent company. As a result of the 2004 REIT reorganization, Aames Financial became a wholly owned subsidiary of ours.

Aames Financial is a national mortgage banking company, founded in 1954, which focuses primarily on originating, selling and servicing residential mortgage loans through both wholesale and retail channels under the name “Aames Home Loan.” Our strategy is to use our equity capital and funds borrowed under revolving warehouse and repurchase facilities to finance our mortgage loan production, and to use those financing sources, together with on-balance sheet securitizations, to finance our REIT portfolio of mortgage loans. We retain in our REIT portfolio a portion of our mortgage loan originations, largely hybrid/adjustable rate mortgage loans or ARMs. We sell the remainder, including a majority of the fixed-rate mortgage loans that we originate, on a whole loan, servicing-released basis to third parties.

As a REIT, we generally are not subject to U.S. federal income tax on the REIT income that we distribute to our stockholders. During the six months ended December 31, 2004 and the year ended December 31, 2005, we distributed at least 90% of the earnings from our REIT portfolio of mortgage loans to our stockholders. As discussed above, we have announced that we intend to reorganize so that we would no longer be required to pay out at least 90% of our taxable earnings to our public stockholders. The taxable income generated by Aames Financial is subject to regular corporate income tax.

BUSINESS STRATEGY

Our goal is to maximize stockholder value and increase earnings by:

•       Improving the profitability of our loan production by increasing interest rates charged on mortgage loans and eliminating products with limited market liquidity;

•       Selling a portion of Aames Financial’s mortgage loan production on a whole loan, servicing-released basis into the secondary markets to maximize its earnings. We will sell the loans we do not retain for our REIT portfolio to third parties to capture gain on sale income from these loans and grow our equity capital on a consolidated basis; and

•       Servicing our loans to enhance the performance of our REIT portfolio, and growing our servicing operation with our REIT portfolio which will lower our per loan servicing costs through economies of scale.

•       Generating internal capital growth through the retention of earnings from mortgage loan originations, sales, and servicing, and if the proposed reorganization is completed, from our REIT portfolio.

•       Managing our portfolio of high yielding subprime residential mortgage loans and our equity leverage to maximize the return on our REIT portfolio of mortgage loans and our returns, while at the same time managing our financing costs and the increased risk of loss associated with our leverage. If the reorganization is completed, the REIT portfolio would be held by a REIT subsidiary of Aames Financial;

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

The strategies discussed above contain forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005 and other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that we will be able to accomplish the above strategies.

Mortgage Loan Portfolio Management

We invest in subprime one-to-four family, residential mortgage loans, operating as a long-term portfolio investor. We purchase loans originated by Aames Financial that we anticipate holding on our balance sheet in our REIT portfolio, largely hybrid/adjustable rate mortgage loans. Aames Financial services the loans in our REIT portfolio.

To provide us with long-term financing for our REIT portfolio of mortgage loans, we securitize substantially all of those loans through on-balance sheet transactions structured as financings rather than sales, for both tax and financial accounting purposes. Accordingly, these loans will remain on our consolidated balance sheet as an asset and reported as “Loans held for investment, net,” while the underlying bonds issued through the securitization will be reported as a liability as “Financings on loans held for investment.” Thus, we record interest income generated by the mortgage loans and recognize interest expense on the related bonds issued in the securitization over the life of the securitization, rather than generate a gain or loss upon completion of the securitization.

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

REIT Compliance

If Aames Investment completes the reorganization, it would no longer be required to pay out at least 90% of its taxable earnings to public stockholders as dividends, but rather, would retain its capital for internal growth within the group. As a result, all future dividends distributions would be at the discretion of our Board of Directors.

We elected to qualify as a REIT for U.S. federal income tax purposes for the six months ended December 31, 2004 and for the year ended December 31, 2005. Aames Financial has continued its operations as our primary mortgage origination and servicing subsidiary. To meet some of the REIT qualification requirements, we conduct our loan sales, as well as other servicing and origination functions, through Aames Financial, our taxable REIT subsidiary. All loans are sourced, underwritten and processed by Aames Financial. We purchase from Aames Financial the loans that we anticipate holding on our balance sheet in our REIT portfolio, largely hybrid/adjustable rate mortgage loans, and Aames Financial sells the remainder of the loans it originates, including a majority of its fixed-rate mortgage loans, to third parties. We are required to purchase loans from Aames Financial at fair market value and Aames Financial recognizes gain or loss on the sale.

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

U.S. federal income tax law requires that a REIT distribute annually to its stockholders at least 90% of its taxable income, excluding the retained earnings of any taxable REIT subsidiary it owns. During the six months ended December 31, 2004 and the year ended December 31, 2005, we distributed at least 90% of our taxable income to our stockholders, and were not subject to U.S. federal income tax, and will not record an income tax provision with respect to the income we distributed.

Mortgage Loan Originations

We purchase subprime, one-to-four family residential mortgage loans that Aames Financial originates. These loan originations are significant to our financial results because they are the primary source of the loans that we hold in our on-balance sheet REIT portfolio of loans held for investment, and of the loans that we sell to the secondary markets.

Our principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers’ access to credit. These types of borrowers generally pay higher mortgage loan origination fees and interest rates than those charged by conventional lending sources. We believe that these borrowers continue to present an opportunity for us to earn a return commensurate with the risk assumed. Our residential mortgage loans, which include fixed and hybrid/adjustable rate loans, are generally used by borrowers to consolidate indebtedness, obtain cash to finance other consumer needs, purchase homes or lower their monthly payment. We believe that loan origination volume is affected by general levels of interest rates. A majority of our loan originations are cash-out refinancings and purchase money loans, and, as a result, our loan origination volume is generally less cyclical than conventional mortgage lending, which has a higher percentage of rate/term refinance loans. However, given recent rises in interest rates, we believe that subprime borrowers with hybrid ARMs or interest only loans may seek to refinance when the initial fixed period expires to avoid the increased payment after the interest fixed or interest only period.

Mortgage Loan Sales to Third Parties and Off-Balance Sheet Securitizations

Aames Financial sells whole loans not retained for the REIT portfolio to third parties on a servicing-released basis in order to capture gain on sale income from these loans and to grow our equity capital base on a consolidated basis. Aames Financial does not currently sell loans in off-balance sheet securitizations; however, Aames Financial may in the future sell a portion of its loans in off-balance sheet securitizations depending on market conditions at that time. Aames Financial generally sells these loans within 45 days of funding and services these loans during the period between origination and transfer of servicing to the buyer, which is generally within 90 days after the sale of the loan. Aames Financial generates income primarily from:

•       gain on sale income, which includes the premiums received on the sale of the loans,

•       net interest income earned on its loans held prior to sale,

•       points and fees charged to borrowers, less any yield spread premiums paid to wholesale brokers, during the loan origination process, and

•       loan servicing income earned on its loans held prior to sale, loans retained in our REIT portfolio, and loans owned by others.

Aames Financial uses the majority of the net proceeds of its loan sales to pay down its warehouse and repurchase facilities to increase capacity under these facilities for future fundings of mortgage loans. Proceeds that we receive from financings on loans held for investment are also used to pay down our warehouse and repurchase facilities.

Mortgage Loan Servicing

Aames Financial services residential mortgage loans, those held in its portfolio prior to sale, those held in our REIT portfolio, and, to a much lesser extent, for others. Loan servicing remains an integral part of our business operation. We believe that maintaining contact with our borrowers improves our ability to manage credit risk and retain our borrowers. Subprime borrowers are more likely to default on their obligations than conventional borrowers. By servicing our loans, we strive to identify problems with borrowers early and take quick action to address these problems. By keeping in close touch with borrowers, we can provide them with information about our products and encourage borrowers expressing an interest in refinancing to refinance with us. Mortgage loan servicing provides fee income for Aames Financial in the form of normal customer service and processing fees.

CRITICAL ACCOUNTING POLICIES

Several of the critical accounting policies that are important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due generally to the impact of changing market conditions and/or borrower behavior. We believe our most critical accounting policies relate to (1) owning a portfolio of loans held for investment, which is separate and distinct from a portfolio of loans held for sale, (2) our allowance for losses on mortgage loans held for investment, (3) gain on sale of loans held for sale and our secondary market related allowances and (4) income taxes.

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

Our REIT portfolio of loans is shown on our balance sheet as “Loans held for investment.” Prior to our 2004 REIT reorganization, all loans were shown as “Loans held for sale, at lower of cost or market.” Because Aames Financial intends to sell a portion of its loans to third parties in the secondary markets, we continue to show these loans as “Loans held for sale, at lower of cost or market.” Bonds that we issue in our on-balance sheet securitizations to finance our REIT portfolio of loans held for investment are shown as “Financings on loans held for investment.” Warehouse financing of our loans held for sale and loans held for investment but not yet securitized are shown as “Revolving warehouse and repurchase facilities.”

The majority of our portfolio of loans held for investment was created through on-balance sheet securitizations and must comply with the provisions of FASB Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 140 sets forth the criteria applicable to determining whether a transfer of financial assets is to be treated as a sale or a secured financing under generally accepted accounting principles, or GAAP. We intend for our on-balance sheet securitizations to be treated as secured financings and, accordingly, one of our critical accounting policies is compliance with the SFAS 140 requirements necessary to obtain secured financing treatment for our securitizations.

Allowance for Losses on Mortgage Loans Held for Investment.   For mortgage loans held for investment, we maintain an allowance for loan losses based on our estimate of losses inherent and probable as of the balance sheet date. We view our mortgage loans held for investment as a homogeneous pool of loans that exhibit similar characteristics, including default probabilities and loss severities. We evaluate the adequacy of this allowance monthly, giving consideration to factors such as the current performance of the loans, delinquency status of the loans, historical performance of similar loans, credit characteristics of the portfolio, the value of the underlying collateral and the general economic environment.

In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Using historic experience and taking into consideration the factors above, we estimate an allowance for loan losses which we believe is adequate for probable and inherent losses in the portfolio of mortgage loans held for investment. Provisions for losses are charged to our consolidated statement of operations. Charge-offs of mortgage loans held for investment are charged to the allowance. While we use available information to estimate losses on loans held for investment, future additions to the allowance may be necessary based on changes in estimates resulting from economic and other conditions.

Gain on Sale of Loans Held for Sale and Secondary Market Related Allowances.   Our current loan disposition strategy for loans not retained in our REIT portfolio relies on whole loan sales. We sell our loans in whole loan sale transactions on a cash basis. In whole loan sale transactions, the buyer acquires all future rights (including mortgage servicing rights) to the loans, without recourse, except for standard representations and warranties. Gains and losses on whole loan sales are recognized when we surrender control over the loans (generally on the settlement date) based upon the difference between the proceeds received and the net carrying amount of the loans, less the provision for representation, warranty and other miscellaneous losses recorded on the settlement date to cover repurchases, if any, of loans that have a first or early payment default to the purchaser or otherwise breach representations and warranties.

As part of the normal course of business involving loans sold to the secondary market, we are occasionally required to repurchase loans or make payments to settle breaches of the standard representations and warranties made as part of our loan sales. The secondary market allowances include (1) a representation and warranty allowance for probable losses on repurchases arising from representation and warranty claims, and probable obligations related to disputes with investors and (2) a lower of cost or market valuation allowance for certain loans held for sale that we believe have a market value of less than par.

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

Accounting for Off-Balance Sheet Securitizations.   During the three months ended March 31, 2006 and the year ended December 31, 2005, we did not dispose of any of our mortgage loans in off-balance sheet securitization transactions. Previously, our retained residual interests related to off-balance sheet securitizations which closed during the year ended June 30, 2000. We called the seven remaining securitization trusts in which we retained residual interests during the year ended December 31, 2005. No adjustments to the carrying values of the retained residual interests were deemed necessary as a result of calling these securitization trusts. In addition, during the year ended December 31, 2005, the actual performance of our retained residual interests as compared to the key assumptions and estimates used to evaluate their carrying value (i.e., credit losses, rate of prepayment and discount rate) did not result in write-downs. Performing mortgage loan collateral received in the calls of the securitization trusts was placed into the portfolio of loans held for investment for inclusion in the $1.2 billion securitization that closed on September 12, 2005 and the $180.1 million securitization that was completed on August 12, 2005.

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

RESULTS OF OPERATIONS

The following table sets forth information regarding our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase
	2006	2005	(Decrease)
Interest income	$112,045	$53,652	$58,393
Interest expense	72,947	11,916	61,031
Net interest income	39,098	41,736	(2,638)
Provision for loan losses	12,601	6,500	6,101
Net interest income after provision for loan losses	26,497	35,236	(8,739)
Noninterest income:
Gain on sale of loans	5,995	5,683	312
Loan servicing	2,423	1,040	1,383
Total noninterest income	8,418	6,723	1,695
Net interest income after provision for loan losses and noninterest income	34,915	41,959	(7,044)
Noninterest expense:
Personnel	24,891	22,347	2,544
Production	9,377	8,800	577
General and administrative	14,147	10,813	3,334
Total noninterest expense	48,415	41,960	6,455
Loss before income taxes	(13,500)	(1)	(13,499)
Income tax provision (benefit)	17	765	(748)
Net loss	$(13,517)	$(766)	$(12,751)

Interest Income and Interest Expense

Interest income.   Interest income includes interest earned on loans held for investment and loans held for sale. To a lesser extent, interest income also includes interest on short-term overnight investments, prepayment fees earned on loans held for investment, interest income on in-the-money interest rate cap agreements, and amortization of net deferred loan origination costs on mortgage loans held for investments.

Pursuant to FASB Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), net loan origination fees and costs related to mortgage loans originated and held for investment are deferred and amortized to interest income.

The following table summarizes the components of interest income for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase
	2006	2005	(Decrease)
Interest earned on:
Loans held for investment	$71,178	$41,604	$29,574
Loans held for sale	19,926	7,866	12,060
Overnight investments	1,040	220	820
Income from derivative financial instruments	13,634	2,630	11,004
Prepayment penalty fees on loans held for investment	7,515	1,884	5,631
Amortization of net deferred loan origination costs	(1,318)	(672)	(646)
Other	70	120	(50)
Total interest income	$112,045	$53,652	$58,393

Interest income grew by $58.4 million, to $112.0 million, during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This was primarily due to increases of $29.6 million, $12.1 million, $11.0 million and $5.6 million in interest earned on our REIT portfolio of loans held for investment, interest earned on loans held for sale, income from derivative financial instruments, and prepayment penalty fees, respectively. The growth in interest on loans held for investment and loans held for sale was primarily due to higher balances in these portfolios during the three months ended March 31, 2006 compared to the same period a year ago. The income from derivative financial instruments related to remittances to us from counterparties on in-the-money interest rate cap agreements used to hedge interest rate exposure on our REIT portfolio and related financings. The growth in prepayment penalty fees earned on early loan pay-offs was due to a higher average balance in our REIT portfolio during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, and the seasoning of the portfolio since its inception in December 2004.

Interest expense.   Interest expense includes interest incurred on the balances outstanding of financings on loans held for investment, revolving warehouse and repurchase facilities, and borrowings. Interest expense also includes fair value adjustments to derivative instruments used to hedge interest rate risk on our financings of mortgage loans held for investment, amortization of debt issuance costs and debt discount on financings on mortgage loans held for investment and the amortization of commitment fees on revolving warehouse and repurchase facilities.

The following table summarizes the components of interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase
	2006	2005	(Decrease)
Interest incurred on:
Financings on loans held for investment	$43,968	$12,170	$31,798
Revolving warehouse and repurchase facilities	19,055	7,778	11,277
Borrowings	70	44	26
Amortization of commitment fees, debt issuance costs, and debt discount	4,547	1,319	3,228
Mark to market (gain) loss on interest rate cap agreements designed to hedge interest rate risk on financings of loans held for investment	5,187	(9,532)	14,719
Bank charges and other	120	137	(17)
Total interest expense	$72,947	$11,916	$61,031

Interest expense grew by $61.0 million, to $72.9 million, during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This was primarily due to increases of $31.8 million, $14.7 million, $11.3 million, and $3.2 million in interest incurred on financings on loans held for investment, the negative mark to fair value on interest rate cap agreements in place to hedge interest rate exposure on our financings of loans held for investment, interest incurred on revolving warehouse and repurchase facilities, and amortization of commitment fees, debt issuance costs and debt discount, respectively. The growth in interest on financings of loans held for investment was primarily due to a higher borrowing balance during the three months ended March 31, 2006 compared to the same period a year ago. The increase in interest on revolving warehouse and repurchase facilities was due to higher average borrowings and interest rates associated with our revolving warehouse and repurchase facilities used to fund loans held for sale and loans held for investment not yet securitized during the three months ended March 31, 2006 compared to the three-month period a year ago. The growth in amortization of commitment fees, debt issuance costs and debt discount was primarily due to increased debt issuance costs and debt discount related to higher financings on loans held for investment during the three months ended March 31, 2006 compared to the same period a year ago.

Interest expense is expected to increase in future periods due to our continued reliance on warehouse and repurchase facilities to fund mortgage loan production and expected continued upward pressure on the one-month LIBOR, the index used in our borrowing arrangements, in coming quarters.

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

During the three months ended March 31, 2006, the provision for loan losses was $12.6 million compared to $6.5 million during the three months ended March 31, 2005 due to the increase in the portfolio of loans held for investment and to the seasoning of the portfolio since its inception in December 2004. The unpaid principal balance of the portfolio of loans held for investment was $3.2 billion at March 31, 2006, an increase of $0.9 billion from March 31, 2005.

Noninterest Income

Gain on Sale of Loans.   Gain on sale of loans includes gain from whole loan sale transactions, realized loan origination fees and costs, provisions for representation, warranty and other miscellaneous losses, and miscellaneous costs related to loan sale activities. Gain on sale of loans is impacted by the timing and mix of loan originations and sales as, pursuant to SFAS 91, net loan origination fees and costs related to mortgage loans originated and held for sale are deferred and recognized as a charge or credit to gain on sale of loans at the time the mortgage loans are sold.

The following table summarizes the components of gain on sale of loans for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase
	2006	2005	(Decrease)
Gain on whole loan sales	$9,861	$4,583	$5,278
Loan origination fees (costs), net	7,525	2,097	5,428
Provision for LOCOM adjustments, representation, warranty, and other miscellaneous losses	(11,255)	(785)	(10,470)
Other	(136)	(212)	76
Total gain on sale on sale of loans	$5,995	$5,683	$312

Gain on sale of loans grew by $0.3 million, to $6.0 million, during the three months ended March 31, 2006 from the comparable three-month period a year ago. This was primarily due increases of $5.4 million and $5.3 million in loan origination fees realized on loans sold and gain on sale from whole loan sale transactions, respectively, substantially offset by a $10.5 million increase in the provision for LOCOM adjustments, representation, warranty and other miscellaneous losses.

The growth in loan origination fees was principally due to a higher percentage of retail loans originated and sold during the three months ended March 31, 2006 compared to the same period a year ago. The growth in gain on whole loan sales was primarily due to an increase in whole loan sales of $1.2 billion, to $1.5 billion, during the three months ended March 31, 2006 compared to the same period a year ago. During the quarter ended March 31, 2006, we sold a larger percentage of our loan production into the secondary markets compared to the comparable quarter in 2005, when we were retaining a significant portion of our loan production to build our REIT portfolio of loans held for investment. However, the larger volume of loans sold was partially offset by lower gain on sale rates realized on whole loan sales during the three months ended March 31, 2006 compared to such rates during the comparable 2005 period. The growth in the provision for LOCOM adjustments, representation, warranty, and other miscellaneous losses for the three months ended March 31, 2006 compared to the same period a year ago was primarily due to a higher LOCOM provision on loans held for sale that are delinquent, have collateral deficiencies or have other attributes that affect their sale potential.

Loan Servicing.   Loan servicing revenue consists of late charges and other fees we earn in connection with our loan servicing activities. Loan servicing revenue also includes prepayment fees on loans held for sale. Loan servicing revenue grew by $1.4 million, to $2.4 million, during the three months ended March 31, 2006 from the three months ended March 31, 2005. This was primarily due to increases of $0.8 million and $0.7 million in late and prepayment fees, respectively, partially offset by a decrease of $0.2 million in servicing fees for the three months ended March 31, 2006.

Total Noninterest Expense

Personnel.   Personnel expense includes salaries, payroll taxes and medical and other employee benefits. Personnel expense also includes commissions that are generally related to our loan origination volume, as retail and broker account executives earn incentives on funded loans. Pursuant to SFAS 91, direct personnel costs incurred on mortgage loans originated are deferred and amortized to interest income over the estimated economic life of the loans. When the loans are sold, the deferred costs are recognized as a charge to gain on sale.

The following table summarizes the components of personnel expense for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase
	2006	2005	(Decrease)
Compensation	$43,057	$35,682	$7,375
Deferred loan origination costs	(21,148)	(16,620)	(4,528)
Medical and other benefits	2,730	2,711	19
Other	252	574	(322)
Total personnel expense	$24,891	$22,347	$2,544

Personnel expense grew by $2.5 million, to $24.9 million, during the three months ended March 31, 2006 from the comparable three-month period a year ago. This was principally due to an increase of $7.4 million in compensation expense, partially offset by a $4.5 million increase in deferred loan origination costs and a $0.3 million decrease in other personnel expense. The $7.4 million growth in compensation expense resulted primarily from a $4.5 million increase in commissions, bonuses and incentives, together with a $0.9 million increase in management bonus incentives, a $1.3 million increase in salary expense due to increased headcount, and a $0.1 million charge for termination benefits related to the closure of two of our wholesale operating centers on March 31, 2006. In addition, compensation costs related to the issuance of restricted stock awards, payroll taxes and temporary help costs grew by $0.3 million, $0.2 million, and $0.2 million, respectively, during the three months ended March 31, 2006 when compared to the same three month period a year ago. The $4.5 million growth in commissions, bonuses and incentives was primarily due to the $203.9 million, or 15.0%, increase in total loan production during the three months ended March 31, 2006 when compared to the same three-month period a year ago. The $4.5 million increase in deferred personnel costs on mortgage loans originated was primarily due to the change in the composition of loan production during the three months ended March 31, 2006. Production during the March 2006 quarter had a higher percentage of retail production, which has a higher incremental personnel cost, when compared to the mix of loans originated during the three months ended March 31, 2005, which was comprised of more wholesale production. The $0.3 million decline in other personnel expense during the three months ended March 31, 2006 from the comparable period a year ago was attributable to lower employee recruitment costs.

Production.   Production expense grew by $0.6 million, to $9.4 million, during the three months ended March 31, 2006 from the three months ended March 31, 2005. This was primarily due to increases of $0.6 million and $0.3 million in advertising and travel and entertainment costs, respectively, partially offset by a $0.3 million decrease in sales incentives.

Production expense, when expressed as a percentage of total loan origination volume, declined to 0.6% for the three months ended March 31, 2006 from 0.7% for the three months ended March 31, 2005, primarily due to a smaller increase in loan production expense than production volume during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

General and Administrative.   General and administrative expense grew by $3.3 million, to $14.1 million, during the three months ended March 31, 2006 from the three months ended March 31, 2005. This was primarily due to a $2.6 million increase in occupancy expense, a $0.4 million increase in communication expense and a $0.2 million increase in professional fees. Contributing to the growth in occupancy expense was a $0.7 million charge for the termination of the leases at two of our wholesale operating centers and a $1.5 million charge for the termination of the lease at our former headquarters location due to a change in its lease status. Although these actions increased our occupancy expense during the quarter, they will reduce our occupancy expense going forward.

During the three months ended March 31, 2006 and 2005, our rent payments totaled $5.0 million and $2.8 million, respectively, and we received total sublease payments of $0.3 million and $0.4 million, respectively.

Income Tax Provision (Benefit)

During the three months ended March 31, 2006 and 2005, we recorded an income tax provision of $0.02 million and $0.8 million, respectively. Our $0.02 million income tax provision for the three months ended March 31, 2006 differed from an expected federal income tax benefit of $4.7 million calculated at the federal marginal tax rate of 35.0% primarily due to the $8.2 million provision resulting from the increase in the tax valuation allowance, partially offset by the $2.6 million benefit related to the non-taxability of the REIT earnings and the $0.9 million state tax benefit. Our $0.8 million income tax provision for the three months ended March 31, 2005 differed from an expected federal income tax benefit of $0 million calculated at the federal marginal tax rate of 35.0% primarily due to the $9.9 million provision resulting from the increase in the tax valuation allowance, partially offset by the $8.4 million benefit related to the non-taxability of the REIT earnings and the $0.7 million state tax benefit.

MORTGAGE LOAN PORTFOLIO MANAGEMENT

We did not complete any on-balance sheet or off-balance sheet securitizations during the three months ended March 31, 2006. On May 2, 2006, we securitized $608.9 million of mortgage loans through an on-balance sheet securitization. During the year ended December 31, 2005, we securitized $3.7 billion of mortgage loans through the completion of four on-balance sheet transactions, and during the year ended December 31, 2004, we securitized $1.2 billion of mortgage loans through the completion of one on-balance sheet transaction. These securitizations were structured as on-balance sheet securitizations for accounting purposes under SFAS 140. Prior to our reorganization, Aames Financial’s previous securitizations were structured as off-balance sheet securitizations for accounting purposes under SFAS 140. We expect net interest income from our REIT portfolio of mortgage loans to generate a substantial portion of our earnings.

The following table sets forth information regarding our on-balance sheet securitizations for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	Amount	%
On-balance sheet securitizations	$—	$1,198,482	$(1,198,482)	(100.0)%

We have not established a limit on the amount of leverage we may incur, but we generally intend to maintain a REIT portfolio that is approximately 12 to 15 times the amount of our consolidated stockholders’ equity. We will continue to purchase a portion of Aames Financial’s originations to maintain our target leverage ratio. Aames Financial will then sell the remainder of its loan originations, including a portion of its hybrid/adjustable rate mortgage loans, to third parties in the secondary market.

A significant risk to our operations that relates to our REIT portfolio management is the risk that our net interest income will decline because interest rates on our assets will not adjust at the same time or amount as the rates on our liabilities adjust. This is because the interest on the underlying hybrid/adjustable rate mortgage loans is based on fixed rates payable on the underlying loans for the first two or three years from origination, while the holders of the applicable bonds issued in securitizations are generally paid based on an adjustable one-month LIBOR-based yield. Moreover, even after the initial fixed period, our loans generally adjust every six months and are subject to periodic rate caps, whereas the bonds adjust monthly based primarily on one-month LIBOR and are not capped. Therefore, an increase in one-month LIBOR generally reduces the net interest income we receive from our securitized loan portfolio.

We attempt to mitigate a portion of this net interest margin variability during the first two years after loan origination by purchasing derivative financial instruments referred to as interest rate cap agreements. We do not use formalized hedge accounting for our derivative financial instruments as set forth in generally accepted accounting principles in the United States. Instead, we are required to record the change in the value of the derivatives as a component of earnings even though they may reduce our interest risk. In times when short-term rates drop significantly, the value of our interest rate cap agreements will decrease; in times when short-term rates increase, the value of the interest rate cap agreements will increase. The interest rate cap agreements are designed to exchange the cost of our variable rate liabilities to fixed rates for the first two years of their estimated duration, thereby better matching our interest-earning hybrid/adjustable rate mortgage loans during the initial fixed rate period.

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

Mortgage Loans

In general, our strategy is to maintain a portfolio of mortgage loans primarily originated by Aames Financial. Our mortgage loans are generally underwritten in accordance with the categories and criteria described in our underwriting guidelines. For further information, please see “Business-Underwriting Standards” in our December 31, 2005 Annual Report on Form 10-K.

Mortgage-backed Securities

Our current REIT portfolio consists of mortgage loans originated by Aames Financial that collateralize mortgage-backed bonds, as well as mortgage loans originated by Aames Financial that will collateralize future mortgage-backed securitizations. From time to time, under certain market conditions, we may acquire and hold mortgage-backed securities issued by third parties. Any such mortgage-backed securities would be expected to be backed primarily by first mortgages on one- to four-family dwellings and are expected to be rated by S&P or Moody’s. We have not previously acquired or held any third-party mortgage-backed securities in our investment portfolio.

Leverage Policy

We employ a leverage strategy by securitizing existing mortgages in transactions that we believe will be treated as borrowings for accounting and tax purposes. We generally intend to maintain a REIT portfolio that is approximately 12 to 15 times the amount of our consolidated stockholders’ equity.

Hedging Policy

To mitigate the adverse effects from interest rate increases on our mortgage loans held for sale or investment, we use several tools and risk management strategies to monitor and address interest rate risk. We believe that these tools allow us to monitor and evaluate our exposure to interest rates and to manage the risk profile of our mortgage loan portfolio in response to changes in market conditions. As part of our interest rate risk management process, we have used derivative financial instruments, such as interest rate cap agreements, interest rate swap agreements, Treasury futures and options on interest rates. We may also use other hedging instruments including mortgage derivative securities, when necessary. Hedging strategies also involve transaction and other costs. Because we use derivative financial instruments more than we did prior to the 2004 REIT reorganization, the aggregate costs to us of entering into contracts for these instruments is significantly higher than in the past.

The derivative financial instruments that we currently use are interest rate cap agreements. These derivative financial instruments have an active secondary market and are intended to provide supplemental income and cash flow to offset potential reduced interest income and cash flow in certain interest rate environments. It is not our policy to use derivatives to speculate on interest rates. We report our derivative financial instruments on our consolidated balance sheet at their fair value with any changes in fair value reported as either a gain or loss to the consolidated statement of operations.

Financing Policy

We may raise funds through additional equity offerings, debt financings, retention of cash flow subject to Internal Revenue Code provisions regarding distribution requirements and taxability of undistributed REIT taxable income or a combination of these methods. If the proposed reorganization is completed, we would no longer be required to distribute at least 90% of our earnings to public stockholders, but could retain that capital for internal growth. If our Board of Directors decides to raise additional equity capital, it has the authority to issue additional common or preferred stock, in any manner and on terms it deems appropriate, up to the amount authorized in our articles of incorporation without stockholder approval.

On November 4, 2005, our Form S-3 self registration statement, filed for the purpose of selling our common stock, preferred stock, debt securities or other securities in one or more offerings up to an aggregate dollar amount of $500.0 million, was declared effective by the Securities and Exchange Commission. Depending on our liquidity needs and market conditions, we may issue one or more of these securities in different amounts and at different times. We intend to use the proceeds from any sale of these securities for general corporate purposes, which includes continuing to build a portfolio of self-originated mortgage loans, for general working capital purposes and to reduce short-term indebtedness. As part of the Form S-3 filing, we also registered 5.0 million shares of common stock issuable in connection with our Dividend Reinvestment and Direct Stock Purchase Plan.

Currently, our borrowings consist primarily of funds borrowed under revolving warehouse and repurchase facilities and on-balance sheet securitization financings on loans held for investment. In addition, we have a revolving credit facility collateralized by subordinated mortgage-backed bonds which we have retained in our on-balance sheet securitizations. We also have a revolving line of credit with a Southern California commercial bank that is secured by all of our corporate assets, excluding loans pledged under our revolving warehouse and repurchase facilities. Future borrowings may be in the form of bank borrowings, secured or unsecured, and publicly or privately placed debt instruments, purchase money obligations to the sellers of assets, long-term, tax-exempt bonds or other publicly or privately placed debt instruments, financing from banks, institutional investors or other lenders, and securitizations, including collateralized debt obligations, any of which may be unsecured or secured by mortgages or other interests in the assets. This indebtedness may entail recourse to all or any part of our assets or may be limited to the particular assets to which the indebtedness relates.

We enter into collateralized borrowings only with institutions that we believe are financially sound and that are rated investment grade by at least one nationally recognized statistical rating organization.

MORTGAGE LOAN ORIGINATIONS

As of March 31, 2006 Aames Financial originated loans in 44 states through its retail and wholesale channels. Its wholesale channel operated three regional wholesale operations centers throughout the United States and originated loans through a nationwide network of approximately 1,600 independent mortgage brokers who submit mortgage loans to it. Its retail channel had a network of 76 retail branch offices directly serving borrowers throughout the United States. From time to time, depending on market conditions and attractiveness of terms, we may supplement our loan production by purchasing mortgage loans from secondary market sellers.

The following table shows our total loan production by retail and wholesale channels for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2006		March 31, 2005		December 31, 2005
	Loans Funded	% of Total	Loans Funded	% of Total	Loans Funded	% of Total
Retail	$746,131	47.7%	$516,558	37.9%	$811,096	43.1%
Wholesale	819,393	52.3%	845,058	62.1%	1,071,507	56.9%
Total	$1,565,524	100.0%	$1,361,616	100.0%	$1,882,603	100.0%

A significant risk to our mortgage loan originations operations is liquidity risk—the risk that we will not have the financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain committed borrowing facilities with large banking and investment institutions to reduce this risk.

Our Retail Channel

We generate loan applications for our retail loan office network principally through a direct response marketing program, which relies primarily on the use of direct mailings to homeowners, telemarketing and Internet generated leads and through referrals from our customers, real estate agents and others. We generate customer leads for the retail network based upon models that we have derived and commercially developed customer lists. Our direct mail invites prospective borrowers to call us to apply for a loan. We also generate leads through several commercially available Internet sites as well as through our own retail Internet web site “Aames.com”. We believe that our marketing efforts establish name recognition and serve to distinguish us from our competitors. We continually monitor the source of our applications to determine the most effective methods and manner of marketing. Whether generated through direct mail or the Internet, leads are generally followed up with telephone calls to potential customers. Our loan officers at the local retail loan office pre-qualify a potential customer and if the customer is interested, takes an application over the telephone or schedules an appointment with the customer at the retail loan office most conveniently located to the customer or in the customer’s home, depending on the customer’s needs.

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

Our Wholesale Channel

During the three months ended March 31, 2006, we originated loans through our network of approximately 1,600 independent wholesale mortgage brokers throughout the United States, none of which accounted for more than 5.0% of total wholesale loan production.

The broker’s role is to identify the applicant, assist in completing the loan application, gather necessary information and documents, submit the application requesting the interest rate and terms of the loan, and serve as our liaison with the borrower through the lending process. We review and underwrite the applications submitted by the broker in accordance with our underwriting guidelines and then approve or deny the application. If the loan is approved, we approve or counter the requested interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by us, we fund the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through our wholesale network allows us to increase our loan volume without incurring the higher marketing and employee costs associated with retail loan production.

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

On March 31, 2006, we closed two regional wholesale operations centers and consolidated their operations into three remaining centers.

Total Loan Production

The following table presents certain information about our loan production at or for the periods indicated:

	Three Months Ended
	March 31,		December 31,
	2006	2005	2005
Retail Production:
Total dollar amount (in thousands)	$746,131	$516,558	$811,096
Number of loans	4,814	3,718	5,269
Average loan amount	$154,992	$138,934	$153,937
Average initial LTV	74.44%	75.88%	75.05%
Weighted average interest rate(1)	8.13%	7.53%	7.56%
Retail branch offices at period end	76	94	76
Wholesale Production:
Total dollar amount (in thousands)	$819,393	$845,058	$1,071,507
Number of loans	5,702	6,028	7,356
Average loan amount	$143,703	$140,189	$145,664
Average initial LTV	82.06%	81.25%	81.90%
Weighted average interest rate(1)	8.63%	7.60%	8.00%
Regional wholesale operations centers at period end	3	5	5
Total Production:
Total dollar amount (in thousands)	$1,565,524	$1,361,616	$1,882,603
Number of loans	10,516	9,746	12,625
Average loan amount	$148,871	$139,710	$149,117
Average initial LTV	78.43%	79.21%	78.95%
Weighted average interest rate(1)	8.39%	7.57%	7.81%

(1)          Calculated with respect to the interest rate at the time we originated or purchased the mortgage loan.

	Three Months Ended
	March 31, 2006		March 31, 2006
	vs March 31, 2005		vs December 31, 2005
	Amount	%	Amount	%
Increase (Decrease) in Total Production:
(in thousands)
Retail	$229,573	44.4%	$(64,965)	(8.0)%
Wholesale	(25,665)	(3.0)%	(252,114)	(23.5)%
Total	$203,908	15.0%	$(317,079)	(16.8)%
Increase (Decrease) in Number of Loans:
Retail	1,096	29.5%	(455)	(8.6)%
Wholesale	(326)	(5.4)%	(1,654)	(22.5)%
Total	770	7.9%	(2,109)	(16.7)%
Increase (Decrease) in Average Loan Amount:
Retail	$16,058	11.6%	$1,055	0.7%
Wholesale	3,514	2.5%	(1,961)	(1.3)%
Total	9,161	6.6%	(246)	(0.2)%

Total loan production during the three months ended March 31, 2006 declined by $317.1 million, or 16.8%, to $1.6 billion over the $1.9 billion for the three months ended December 31, 2005, and grew by $203.9 million, or 15.0%, from $1.4 billion for the three months ended March 31, 2005. The $317.1 million decline during the three months ended March 31, 2006 compared to the three months ended December 31, 2005 was primarily due to a decrease of 2,109, or 16.7%, in the number of loans originated. The $203.9 million growth during the three months ended March 31, 2006 compared to the same period a year ago was due to an increase of 770, or 7.9%, in the number of loans originated, as well as to an increase of $9,161, or 6.6%, in the average loan amount originated. The overall decline in loan production for the three months ended March 31, 2006 from the prior three-month period ended December 31, 2005 was primarily due to competitive pressures in the marketplace due to increases in short-term interest rates, and the elimination of certain 80% LTV first lien and simultaneous 20% LTV second lien (100% combined LTV) purchase money loans for borrowers with lower credit scores and stated income which negatively impacted our loan production, especially in wholesale, for the three months ended March 31, 2006. Since March 31, 2006, we have eliminated additional high LTV products and we expect these recent product eliminations will negatively impact our loan production volume in the current quarter.

Total retail production during the three months ended March 31, 2006 declined by $65.0 million, or 8.0%, to $746.1 million from the $811.1 million for the three months ended December 31, 2005, and grew by $229.6 million, or 44.4%, from $516.6 million for the three months ended March 31, 2005. The $65.0 million decline during the three months ended March 31, 2006 compared to the three months ended December 31, 2005 was primarily due to a decrease of 455, or 8.6%, in the number of loans originated. The $229.6 million increase during the three months ended March 31, 2006 compared to the same period a year ago was principally due to an increase of 1,096, or 29.5%, in the number of loans originated, coupled with an increase of $16,058, or 11.6%, in the average loan amount originated.

Total wholesale production during the three months ended March 31, 2006 declined by $252.1 million, or 23.5%, to $819.4 million from the $1.1 billion for the three months ended December 31, 2005, and declined by $25.7 million, or 3.0%, from $845.1 million for the three months ended March 31, 2005. The $252.1 million decline during the three months ended March 31, 2006 compared to the three months ended December 31, 2005 was primarily due to a decrease of 1,654, or 22.5%, in the number of loans originated coupled with a $1,961, or 1.3%, decline in average loan amount originated. The $25.7 million decline during the three months ended March 31, 2006 compared to the same period a year ago was principally due to a decrease of 326, or 5.4%, in the number of loans originated, partially offset by an increase of $3,514, or 2.5%, in the average loan amount originated.

During the three months ended March 31, 2006 and 2005, we did not purchase loans as part of our loan production efforts.

The following tables summarize certain information about our loan production by purpose and property type for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2006		March 31, 2005		December 31, 2005
	Loans	% of	Loans	% of	Loans	% of
	Funded	Total	Funded	Total	Funded	Total
Purpose:
Cash-out refinance	$950,589	60.7%	$799,342	58.7%	$1,106,317	58.8%
Purchase money	559,527	35.8%	519,656	38.2%	710,890	37.7%
Rate/term refinance	55,408	3.5%	42,618	3.1%	65,396	3.5%
Total	$1,565,524	100.0%	$1,361,616	100.0%	$1,882,603	100.0%

	Three Months Ended
	March 31, 2006		March 31, 2005		December 31, 2005
	Loans	% of	Loans	% of	Loans	% of
	Funded	Total	Funded	Total	Funded	Total
Property type:
Single-family residence	$1,359,045	86.8%	$1,194,927	87.8%	$1,638,563	87.0%
Multi-family residence	106,542	6.8%	94,399	6.9%	136,021	7.2%
Condominium	99,937	6.4%	72,290	5.3%	108,019	5.8%
Total	$1,565,524	100.0%	$1,361,616	100.0%	$1,882,603	100.0%

The following tables show our loan production by geographic region (i.e., state of mortgage property) for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2006		March 31, 2005		December 31, 2005
	Loans	% of	Loans	% of	Loans	% of
	Funded	Total	Funded	Total	Funded	Total
California	$322,733	20.6%	$372,922	27.4%	$389,707	20.7%
Florida	424,039	27.1%	296,851	21.8%	459,669	24.4%
New York	121,819	7.8%	93,558	6.9%	157,288	8.3%
Texas	130,170	8.3%	111,392	8.2%	141,395	7.5%
Other Western States (AZ, CO, HI, ID, MT, NV, NM, OR, UT, WA, WY)	133,245	8.5%	139,291	10.2%	164,982	8.8%
Midwestern States (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	84,691	5.4%	95,226	7.0%	116,635	6.2%
Other Northeastern States (CT, DE, ME, MD, MA, NH, NJ, PA, RI)	199,534	12.8%	145,853	10.7%	275,863	14.7%
Other Southeastern States (AR, GA, KY, LA, MS, NC, SC, OK, TN, VA, WV)	149,293	9.5%	106,523	7.8%	177,064	9.4%
Total	$1,565,524	100.0%	$1,361,616	100.0%	$1,882,603	100.0%

The following tables summarize certain information by loan product about our loan production for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2006		March 31, 2005		December 31, 2005
	Loans	% of	Loans	% of	Loans	% of
	Funded	Total	Funded	Total	Funded	Total
Hybrid:
Traditional	$688,062	44.0%	$947,520	69.6%	$931,507	49.5%
Interest Only	30,131	1.9%	148,807	10.9%	167,197	8.9%
40/30	540,549	34.5%	—	0.0%	366,295	19.4%
	1,258,742	80.4%	1,096,327	80.5%	1,464,999	77.8%
Fixed Rate:
Traditional	279,316	17.8%	265,289	19.5%	380,559	20.2%
40/30	27,466	1.8%	—	0.0%	37,045	2.0%
	306,782	19.6%	265,289	19.5%	417,604	22.2%
Total	$1,565,524	100.0%	$1,361,616	100.0%	$1,882,603	100.0%

LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION

The following tables set forth our loan production under Super Aim guidelines for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2006
				Weighted	Weighted
			Average	Average	Average
	Loans Funded	% of Total	Credit Score	Interest Rate(1)	Loan-to-Value Ratio
Credit Grade:
A+	$1,215,636	77%	625	8.2%	80%
A	164,395	11%	588	8.4%	77%
A-	68,653	4%	565	8.8%	74%
B	74,750	5%	556	9.7%	74%
C	32,495	2%	541	10.1%	69%
C-	9,595	1%	542	11.0%	63%
Total	$1,565,524	100%	613	8.4%	78%

	Three Months Ended March 31, 2005
				Weighted	Weighted
			Average	Average	Average
	Loans	% of	Credit	Interest	Loan-to-Value
	Funded	Total	Score	Rate(1)	Ratio
Credit Grade:
A+	$1,045,216	77%	627	7.4%	80%
A	135,323	10%	584	7.6%	77%
A-	57,664	4%	557	8.0%	75%
B	76,578	5%	559	8.4%	76%
C	37,533	3%	552	9.0%	70%
C-	9,302	1%	550	10.4%	64%
Total	$1,361,616	100%	613	7.6%	79%

(1)   Calculated with respect to the interest rate at the time the mortgage loan was originated or purchased.

The following tables present certain information about our loan production by credit score range for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2006
			Weighted	Weighted
			Average	Average
	Loans	% of	Interest	Loan-to-Value
	Funded	Total	Rate(1)	Ratio
Credit Score Range:
Above 700	$93,046	6%	7.8%	79%
661-700	190,645	12%	7.8%	79%
621-660	432,800	28%	8.1%	80%
581-620	426,046	27%	8.3%	79%
541-580	236,818	15%	8.9%	77%
540 and below	185,449	12%	9.4%	73%
Not available	720	NM	9.0%	83%
Total	$1,565,524	100%	8.4%	78%

	Three Months Ended March 31, 2005
			Weighted	Weighted
			Average	Average
	Loans	% of	Interest	Loan-to-Value
	Funded	Total	Rate(1)	Ratio
Credit Score Range:
Above 700	$88,485	7%	7.0%	79%
661-700	176,452	13%	7.0%	79%
621-660	371,222	27%	7.3%	81%
581-620	329,911	24%	7.4%	80%
541-580	230,475	17%	8.1%	79%
540 and below	163,907	12%	8.6%	74%
Not available	1,164	NM	8.2%	84%
Total	$1,361,616	100%	7.6%	79%

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

MORTGAGE LOAN SALES TO THIRD PARTIES

Aames Financial uses the majority of the net proceeds from its whole loan sales to third parties to pay down its revolving warehouse and repurchase facilities in order to increase capacity under these facilities for future funding of mortgage loans. Proceeds we receive from on-balance sheet securitization financings on loans held for investment are also used to pay down our revolving warehouse and repurchase facilities.

The following table sets forth information regarding our whole loan sales to third parties for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase (Decrease)
	2006	2005	Amount	%
Whole loan sales	$1,494,848	$320,638	$1,174,210	366.2%

Our whole loan sales to third parties during the three months ended March 31, 2006 increased by $1.2 billion, or 366.2%, to $1.5 billion from $320.6 million during the comparable three-month period a year ago. We achieved our targeted REIT portfolio leverage ratio during the third quarter of 2005 and since then have sold a larger percentage of our production into the secondary markets compared to the first two quarters of 2005, when we retained the majority of our loan production to build our REIT portfolio of loans held for investment.

Changes in the secondary mortgage markets, the current interest rate environment, and the current economic climate could affect our current strategy of selling loans to third parties in whole loan sales. Going forward, our loan disposition strategies could include off-balance sheet securitizations as well as whole loan sales for cash.

MORTGAGE LOAN SERVICING

We currently have in place a subprime mortgage loan servicing team with over 100 servicing employees and a scalable servicing platform. We have a servicing portfolio, including loans held for investment and loans held for sale, of approximately $5.6 billion at March 31, 2006. Aames Financial’s servicing platform has received a SQ3 rating from Moody’s and an RPS3-Rating from Fitch. As previously reported, in April 2006, S&P informed Aames Financial Corporation, that as a result of Aames Financial’s financial performance during the three most recent quarters, Aames Financial no longer meets the S&P minimum financial performance standards to continue to be a Select Servicer, and, as a result, S&P was removing Aames Financial from S&P’s Select Servicer List. To date, the removal has not affected the Company’s ability to service its loan portfolio.

In addition to our REIT portfolio of loans held for investment, our servicing portfolio consists of loans serviced on an interim basis, including loans held for sale and loans sold to others and subserviced on an interim basis, and to a lesser extent, mortgage loans sold to others and subserviced on a long-term basis. Servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, managing borrower defaults and liquidating foreclosed properties. In order to maximize profitability and cash flow, we do not retain servicing on loans we sell to third parties in whole loan sales for cash.

The following table sets forth information regarding our servicing portfolio as of the dates indicated (dollars in thousands):

	March 31,	December 31,
	2006	2005
Mortgage loans serviced:
Loans held for investment	$3,670,346	$4,077,448
Loans serviced on an interim basis	1,812,531	1,926,876
Loans subserviced for others on a long-term basis	85,717	92,213
Total serviced in-house	5,568,594	6,096,537
Loans held for investment subserviced by others	49,844	50,202
Total servicing portfolio	$5,618,438	$6,146,739
Percentage serviced in-house	99.1%	99.2%

Our total loan servicing portfolio at March 31, 2006 declined by $528.3 million, to $5.6 billion, from $6.1 billion at December 31, 2005, due primarily to decreases of $407.1 million and $114.3 million in servicing of loans held for investment and loans serviced on an interim basis, respectively. The decline in loans held for investment represents portfolio run-off, while the decline in loans serviced on an interim basis reflects the decrease in loans sold but not yet transferred to new servicers by whole loan buyers.

We receive servicing fees on our REIT portfolio of loans held for investment. We receive a servicing fee for loans subserviced for others on a long-term basis. In addition, as servicer we generally receive all prepayment fees, late fees and assumption charges paid by borrowers on loans that we service directly, as well as other miscellaneous fees for performing various loan servicing functions.

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

Collections, Delinquencies and Foreclosures

We send borrowers a monthly billing statement approximately 10 days prior to the monthly payment due date. Although borrowers generally make loan payments within 10 to 15 days after the due date (the “grace period”), if a borrower fails to pay the monthly payment within this grace period, we begin collection efforts by notifying the borrower of the delinquency. In the case of borrowers with certain credit characteristics or with a poor payment history with us, collection efforts may begin immediately after the due date. We continue to make contact with the borrower to determine the cause of the delinquency and to obtain a commitment to cure the delinquency at the earliest possible time.

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

Set forth below are our delinquency rates compared to delinquency rates for subprime mortgage loans (seasonally adjusted) and all mortgage loans (seasonally adjusted) according to the National Delinquency Survey of the Mortgage Bankers Association of America as of the dates indicated:

	March 31,		December 31,
	2006		2005
Aames Investment	6.2%		5.4%
Subprime Mortgage Loans	NY	A	11.6%
All Mortgage Loans	NY	A	4.7%

NYA = Not yet announced

The following table sets forth delinquency information relating to our servicing portfolio as of the dates indicated (dollars in thousands):

	March 31,	December 31,
	2006	2005
Percentage of dollar amount of delinquent loans serviced (period end)(1)(2):
One month	1.9%	1.9%
Two months	0.9%	0.9%
Three or more months
Not foreclosed(3)	3.1%	2.5%
Foreclosed(4)	0.3%	0.1%
Total	6.2%	5.4%
Percentage of total dollar amount of delinquent loans in:
Loans held for investment	7.4%	7.0%
Loans serviced on an interim basis	3.6%	2.0%
Loans subserviced for others on a long-term basis	7.6%	8.9%

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

The following table summarizes the unpaid principal balance of delinquent loans as of the dates indicated in the total servicing portfolio (in thousands):

	March 31,	December 31,
	2006	2005
Loans held for investment	$276,044	$287,348
Loans serviced on an interim basis	65,871	38,437
Loans subserviced for others on a long-term basis	6,514	8,225
Total	$348,429	$334,010

Delinquent loans, by principal balance of the total servicing portfolio, grew to $348.4 million at March 31, 2006 from $334.0 million at December 31, 2005. The delinquency rate at March 31, 2006 was 6.2% compared to 5.4% at December 31, 2005. This increase in the delinquency rate was primarily due to the growth in delinquencies in loans serviced on an interim basis, as well as to an increase in the delinquency rate on our on-balance sheet REIT portfolio of mortgage loans. We expect the delinquency rate to increase in future periods due to the seasoning of our REIT portfolio.

The following table sets forth foreclosure and loss information relating to our servicing portfolio for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Percentage of dollar amount of loans foreclosed during the period to loans serviced (period end)(1)(2)	0.2%	0.1%
Number of loans foreclosed during the period	104	42
Principal amount of loans foreclosed during the period	$13,144	$2,351
Number of loans liquidated during the period	43	69
Net losses on liquidations during the period from(3):
Loans held for investment serviced:
In-house	$891	$—
By others	—	—
Loans serviced on an interim basis	522	963
Loans subserviced for others on a long-term basis	—	—
Loans in off-balance sheet securitization trusts serviced in-house	—	1,141
Total	$1,413	$2,104
Percentage of annualized losses to servicing portfolio(1)(2)	0.1%	0.3%
Servicing portfolio at period end	$5,618,000	$3,710,000

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

During the three months ended March 31, 2006, net losses on loan liquidations declined to $1.4 million from $2.1 million during the comparable three-month period during 2005. Of the $1.4 million of net losses on loan liquidations during the three months ended March 31, 2006, $0.9 million and $0.5 million related to mortgage loans held for investment and mortgage loans held for sale, respectively. We expect net losses on loan liquidations to increase in future periods once our on-balance sheet REIT portfolio of mortgage loans becomes more seasoned and fewer new loans are added to the REIT portfolio.

FINANCIAL CONDITION

The following table presents changes in balance sheet account balances as of the dates indicated (in thousands):

	March 31,	December 31,	Increase
	2006	2005	(Decrease)
Loans held for sale, at lower of cost or market	$1,063,290	$951,177	$112,113
Loans held for investment, net	3,656,520	4,085,536	(429,016)
Advances and other receivables, net	37,957	39,591	(1,634)
Equipment and improvements, net	10,615	10,810	(195)
Prepaid expenses and other assets	34,659	30,713	3,946
Derivative financial instruments, at estimated fair value	52,961	58,147	(5,186)
Financings on loans held for investment	3,240,314	3,623,188	(382,874)
Revolving warehouse and repurchase facilities	1,454,933	1,341,683	113,250
Borrowings	1,324	16,487	(15,163)

Loans Held for Sale.   Loans held for sale grew by $112.1 million to $1.1 billion, during the three months ended March 31, 2006, primarily due to total loan originations exceeding total loan sales and transfers of mortgage loans held for sale to mortgage loans held for investment.

Loans Held for Investment, Net.   Loans held for investment, net, declined by $429.0 million, to $3.7 billion, during the three months ended March 31, 2006, and was primarily due to portfolio run-off. At March 31, 2006, the portfolio of loans held for investment was comprised of $3.2 billion and $462.4 million of loans securitized and loans not yet securitized, respectively. In comparison, at December 31, 2005, the portfolio of loans held for investment was comprised of $3.7 billion and $461.5 million of loans securitized and loans not yet securitized, respectively.

Loans held for investment at March 31, 2006 and December 31, 2005 were net of a $53.3 million and $43.4 million allowance for loan losses, respectively. During the three months ended March 31, 2006, we recorded a provision for loan losses of $12.6 million and net charge-offs of $2.6 million. We expect net charge-offs on loan liquidations to increase in future periods as the loans in the held for investment portfolio become more seasoned.

Advances and Other Receivables.   Advances and other receivables are comprised of interest and servicing advances, servicing and miscellaneous fees, accrued interest receivable and other miscellaneous receivables. The level of servicing advances, in any given period, depends upon portfolio delinquencies, the level of real estate owned and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the portfolio. We fund advances on a recurring basis not otherwise covered by our financing arrangements that we have in place from time to time and recover those advances on a periodic basis.

Advances and other receivables declined by $1.6 million, to $38.0 million, during the three months ended March 31, 2006. At March 31, 2006 and December 31, 2005, advances and other receivables were net of an advance receivable allowance of $1.4 million and $1.9 million, respectively. The decline in advances and other receivables was due primarily to a decrease of $3.3 million in accrued interest and other receivables, partially offset by increases of $1.1 million and $0.6 million in interest and servicing advances and vendor receivables, respectively.

The $3.3 million decrease in accrued interest and other receivables was primarily due to a $4.0 million decline in accrued interest receivable related to the decrease in the balance of loans held for investment, partially offset by a $0.3 million increase in accrued interest receivable related to the increase in loans held for sale and a $0.3 million increase in amounts due from counterparties. The $1.1 million growth in interest and servicing advances was primarily due to the seasoning of our REIT portfolio and the related increase in delinquencies.

Equipment and Improvements, Net.   Equipment and improvements, net, declined by $0.2 million, to $10.6 million, during the three months ended March 31, 2006, reflecting depreciation and amortization outpacing the capitalization of new equipment and improvement acquisitions.

Prepaid Expenses and Other Assets.   Prepaid expenses and other assets grew by $3.9 million, to $34.7 million, during the three months ended March 31, 2006. This was primarily due to an increase of $8.4 million in real estate owned, partially offset by decreases of $1.8 million, $1.7 million, and $1.4 million in licensing, permit and performance bond deposits, defunded loans, and unamortized debt issuance costs, respectively.

Derivative Financial Instruments.   At March 31, 2006, we had notional amounts of $6.4 billion of interest rate cap agreements compared to $6.9 billion at December 31, 2005 to hedge rate risk exposure to our portfolio of mortgage loans held for investment and related financings. We carry our derivative financial instruments at estimated fair value, which at March 31, 2006 was $53.0 million compared to $58.1 million at December 31, 2005. Included in interest expense during the three months ended March 31, 2006 was a $5.2 million loss related to the negative mark to fair value of our interest rate cap agreements at March 31, 2006. Included in interest expense for the three months ended March 31, 2005 was a $9.5 million gain related to the positive mark to fair value of our interest rate cap agreements at March 31, 2005.

Financings on Loans Held for Investment.   Amounts outstanding under our financings on loans held for investment declined by $382.9 million, to $3.2 billion, during the three months ended March 31, 2006, primarily due to principal repayments, partially offset by the issuance of $24.3 million of financings, net of discount, related to our retained bonds.

Revolving Warehouse and Repurchase Facilities.   Amounts outstanding under revolving warehouse and repurchase facilities grew by $113.3 million, to $1.5 billion, during the three months ended March 31, 2006, primarily as a result of increased reliance on the facilities to fund loans held for sale and loans held for investment prior to their securitization. At March 31, 2006, we had $462.4 million of mortgage loans classified as loans held for investment, not yet securitized, that were being held pending an on-balance sheet securitization planned for closing in the middle of the quarter ended June 30, 2006. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under our revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

Borrowings.   At March 31, 2006, we had $1.3 million of borrowings outstanding under our short-term collateral financing facility compared to $16.5 million at December 31, 2005. At December 31, 2005, we pledged $35.6 million of our retained bonds resulting from our securitization of loans as collateral for this facility. During January 2006, we elected to issue certain of these retained bonds and the proceeds from the issuance were used to pay down $15.2 million of borrowings under the facility.

LIQUIDITY AND CAPITAL RESOURCES

Our operations require access to short-term and long-term sources of cash.

Our primary sources of liquidity are expected to be:

•       fundings from revolving warehouse and repurchase facilities;

•       fundings from financings on loans held for investment;

•       the proceeds from the sale of mortgage loans;

•       the proceeds from monetization of retained mortgage-backed bonds from our on-balance sheet securitizations;

•       proceeds from a revolving line of credit facility; and

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

Fundings from Revolving Warehouse and Repurchase Facilities.   We borrow substantial sums of cash on a regular basis to originate mortgage loans and to hold loans in our REIT portfolio prior to securitization. Therefore, we rely on revolving warehouse and repurchase facilities to finance the origination and holding of mortgage loans prior to securitization or sale. At March 31, 2006, we had total revolving warehouse and repurchase facilities in the amount of $2.8 billion, of which $2.7 billion and $0.1 billion were committed and uncommitted, respectively. At March 31, 2006, amounts outstanding under our facilities totaled $1.5 billion, leaving us with $1.2 billion of available committed borrowing capacity under the facilities. The $2.8 billion of total revolving warehouse and repurchase facilities available at March 31, 2006 are scheduled to mature as follows: $300.0 million on May 31, 2006; $500.0 million on August 4, 2006; $300.0 million on September 29, 2006; $500.0 million on December 1, 2006; $500.0 million January 17, 2007; and $700.0 million on April 3, 2007. While no assurance can be made, we expect to renew our warehouse facilities on the same or similar terms at or prior to their maturity.

At December 31, 2005, we had total revolving warehouse and repurchase facilities in the amount of $2.8 billion, of which $2.7 billion and $0.1 billion were committed and uncommitted, respectively. At December 31, 2005, amounts outstanding under our facilities totaled $1.3 billion, leaving us with $1.4 billion of available committed borrowing capacity under the facilities at that time.

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

Although our actual debt to equity ratio may vary from time to time depending on market conditions and other factors that our management and Board of Directors deem relevant, in general, our credit facilities limit our total debt-to-equity ratio to a level of 20.0 to 1.0. However, each of our credit facility lenders disregards nonrecourse financing, including the bonds underlying our on-balance sheet securitizations, in computing our adjusted leverage ratio which is limited to 7.0 to 1.0. We were in compliance with the ratios at March 31, 2006.

Fundings from Financings on Loans Held for Investment.   Our ability to generate fundings from on-balance sheet securitization financings on loans held for investment is necessary to generate cash proceeds to pay down our revolving warehouse and repurchase facilities, which fund loans held for investment prior to their on-balance sheet securitization. During the three months ended March 31, 2006, we did not complete any on-balance sheet securitizations. During the year ended December 31, 2005, we completed four on-balance sheet transactions resulting in the securitization of $3.7 billion of mortgage loans.

Proceeds from the Sale of Mortgage Loans.   Our ability to sell loans we originate in the secondary market through whole loan sales is necessary to generate cash proceeds to pay down our revolving warehouse and repurchase facilities and fund mortgage loan production. Our ability to sell loans in the secondary market on acceptable terms is essential for the continuation of our loan origination operations.

During the three months ended March 31, 2006, we sold $1.5 billion of mortgage loans in whole loan sales for cash to the secondary market, an increase of $1.2 billion over the $320.6 million of whole loan sales during the three months ended March 31, 2005. We achieved our targeted REIT portfolio leverage ratio during the third quarter of 2005 and since then have been selling a larger percentage of our production into the secondary markets compared to the first two quarters of 2005, when we retained a majority of our loan production to build a REIT portfolio of loans held for investment.

Proceeds from Monetization of Retained Mortgage-Backed Bonds from Our On-Balance Sheet Securitizations.   At March 31, 2006, we were party to a revolving short-term collateralized financing facility pursuant to which $4.1 million at par value of retained bonds was pledged as collateral. Amounts outstanding under the facility at March 31, 2006 of $1.3 million were subject to interest at one-month or one-week LIBOR, plus 65 to 150 basis points, depending on the term of the requested advance.

Proceeds from Revolving Line of Credit Facility.   During March 2006, we entered into a revolving line of credit agreement with a commercial bank. Under the terms of the agreement, we can borrow up to $25.0 million at an interest rate of one-month LIBOR plus 175 basis points. The facility is secured by all of our corporate assets, excluding loans pledged under our revolving warehouse and repurchase facilities and retained bonds pledged under our short-term collateral financing facility. The agreement expires in March 2007. At March 31, 2006, there was no amount outstanding under this facility.

Proceeds from the Issuance of Debt and Equity Securities.   On November 4, 2005, our Form S-3 shelf registration statement, filed for the purpose of selling our common stock, preferred stock, debt securities or other securities in one or more offerings up to an aggregate dollar amount of $500.0 million, was declared effective by the Securities and Exchange Commission. Depending on our liquidity needs and market conditions, we may issue one or more of these securities in different amounts and at different times. We intend to use the proceeds from any sale of these securities for general corporate purposes, which includes continuing to build a portfolio of self-originated mortgage loans, for general working capital purposes and to reduce short-term indebtedness.

Cash Flow.   The following summarizes our material cash flow activities during the three months ended March 31, 2006 and 2005.

The principal operating activities which effect our net cash provided by or used in such activities in any period are (i) the increase or decrease in loan production, and the mix of that production between wholesale and retail, which causes an increase or decrease in the use of cash, respectively; (ii) the increase or decrease in the level of loan sales and on-balance sheet securitizations, which causes an increase or decrease in cash provided, respectively; and (iii) net income.

During the three months ended March 31, 2006, our net cash used in operating activities grew by $213.7 million, to $112.4 million, from the $101.3 million of net cash provided by operating activities during the three months ended March 31, 2005. This was primarily due to a $213.6 million growth in cash used to fund originations of loans held for sale, net of proceeds from loan sales, as well as to a $12.7 million increase in net loss, partially offset by a $12.6 million change in other operating items.

During the three months ended March 31, 2006, our net cash provided by investing activities grew by $1.6 billion, to $415.6 million, from $1.1 billion of cash used during the comparable three-month period during 2005. This was primarily attributable to a reduction in transfers from loans held for sale to our REIT portfolio of loans held for investment as well as principal payments received on our REIT portfolio. As we monitor our REIT portfolio, we may again use cash in that investing activity. However, as our REIT portfolio of loans held for investment is stabilized at a level we deem appropriate, cash used in this investing activity will decline from 2005 levels.

During the three months ended March 31, 2006, our net cash used in financing activities grew by $1.4 billion, to $308.4 million, over the $1.1 billion of cash provided for the three months ended March 31, 2005. This was primarily attributable to a $1.1 billion decline in proceeds from issuance of financings on loans held for investment, a $341.1 million increase in repayments of financings on loans held for investment, and a $17.8 million increase in cash used for common stock dividend payments during the three months ended March 31, 2006 over the same period a year ago. These factors were partially offset by $68.1 million net increase in revolving warehouse and repurchase facilities. The primary activities affecting our cash flows from financing activities are increases and decreases in the level of financings of loans held for investment and in the level of borrowings under our revolving warehouse and repurchase facilities. In addition, financing activities also include capital related cash flows.

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

The amount of net originations of loans held for sale included as a component of cash flows used in operating activities was $112.1 million during the three months ended March 31, 2006 compared to $101.5 million as a component of cash provided by operating activities for the three months ended March 31, 2005. Excluding the origination and sale activity of loans held for sale, our operating activities used $0.3 million and provided $202.8 million of cash during the three months ended March 31, 2006 and 2005, respectively.

At March 31, 2006, we had net operating liquidity of approximately $56.5 million, which consisted of approximately $31.0 million of unrestricted cash and cash equivalents, $25.0 million of drawing capacity under a revolving line of credit facility, and approximately $0.5 million of cash that could be immediately raised through the pledging of unencumbered and eligible loans held for sale as collateral pursuant to committed revolving warehouse and repurchase facilities. We currently believe that our net operating liquidity level is sufficient to satisfy our operating requirements.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our material contractual obligations as of March 31, 2006 (in millions):

		Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 year	Years	Years	5 years
Financing on loans held for investment	$3,260.7	$1,435.1	$1,287.6	$337.1	$200.9
Revolving warehouse and repurchase agreements	1,454.9	1,454.9	—	—	—
Borrowings	1.3	1.3	—	—	—
Operating leases, net	48.7	12.6	21.3	10.6	4.2
Purchase and other obligations	0.1	0.1	—	—	—
Total	$4,765.7	$2,904.0	$1,308.9	$347.7	$205.1

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

RISK MANAGEMENT

At March 31, 2006 and 2005, we had notional amounts of $6.4 billion and $4.2 billion, respectively, of interest rate cap agreements in place to hedge interest rate risk exposure to our portfolio of mortgage loans held for investment and related financings. Interest expense during the three months ended March 31, 2006 included a loss of $5.2 million related to the negative mark to fair value of these interest rate cap agreements at March 31, 2006. During the three months ended March 31, 2005, interest expense included a gain of $9.5 million related to the positive mark to fair value of these interest rate cap agreements at March 31, 2005. Interest income during the three months ended March 31, 2006 and 2005 included $13.6 million and $2.6 million, respectively, of income related to remittances to us from counterparties on in-the-money interest rate cap agreements.

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

INTEREST RATE SENSITIVE ASSETS AND LIABILITIES

Fair Value of Financial Instruments.   Our financial instruments, which are recorded at contractual amounts that approximate market or fair value, primarily consist of loans held for sale, advances and other receivables, and revolving warehouse and repurchase facilities. As these amounts are short-term in nature and/or generally bear market rates of interest, the carrying amounts of these instruments are reasonable estimates of their fair values. Our financial instruments also include our loans held for investment, which are recorded at contractual amounts. The fair value of our loans held for investment are based on current market prices for similar loans using current investor yield requirements. The carrying amount of our warehouse borrowings approximates fair value when valued using available quoted market prices.

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

The following tables illustrate the timing of the maturities of our interest rate sensitive assets and liabilities as of the dates indicated (in thousands):

	Maturity Range
	Zero to	6 Months	1-2	3-4	5-6
March 31, 2006	6 Months	to 1 Year	Years	Years	Years	Thereafter	Total
Interest rate sensitive assets:
Cash and cash equivalents	$118,009	$—	$—	$—	$—	$—	$118,009
Loans held for sale, net	1,063,290	—	—	—	—	—	1,063,290
Loans held for investment, net	836,131	772,932	1,042,866	723,456	127,752	153,383	3,656,520
Interest rate cap agreements	52,961	—	—	—	—	—	52,961
Total interest rate sensitive assets	$2,070,391	$772,932	$1,042,866	$723,456	$127,752	$153,383	$4,890,780
Interest rate sensitive liabilities:
Short-term collateralized financing facility	$1,324	$—	$—	$—	$—	$—	$1,324
Revolving warehouse and repurchase facilities	1,454,933	—	—	—	—	—	1,454,933
Financings on loans held for investment	747,679	687,400	883,344	621,233	120,137	200,868	3,260,661
Total interest rate sensitive liabilities	$2,203,936	$687,400	$883,344	$621,233	$120,137	$200,868	$4,716,918
Excess of interest rate sensitive assets over interest rate sensitive liabilities	$(133,545)	$85,532	$159,522	$102,223	$7,615	$(47,485)	$173,862
Cumulative net interest rate sensitivity gap	$(133,545)	$(48,013)	$111,509	$213,732	$221,347	$173,862	$173,862

	Maturity Range
	Zero to	6 Months	1-2	3-4	5-6
December 31, 2005	6 Months	to 1 Year	Years	Years	Years	Thereafter	Total
Interest rate sensitive assets:
Cash and cash equivalents	$123,172	$—	$—	$—	$—	$—	$123,172
Loans held for sale, net	951,177	—	—	—	—	—	951,177
Loans held for investment, net	856,993	816,289	1,221,175	855,266	143,890	191,923	4,085,536
Interest rate cap agreements	58,147	—	—	—	—	—	58,147
Total interest rate sensitive assets	$1,989,489	$816,289	$1,221,175	$855,266	$143,890	$191,923	$5,218,032
Interest rate sensitive liabilities:
Short-term collateralized financing facility	$16,487	$—	$—	$—	$—	$—	$16,487
Revolving warehouse and repurchase facilities	1,341,683	—	—	—	—	—	1,341,683
Financings on loans held for investment	768,926	729,479	1,057,794	720,561	135,214	226,428	3,638,402
Total interest rate sensitive liabilities	$2,127,096	$729,479	$1,057,794	$720,561	$135,214	$226,428	$4,996,572
Excess of interest rate sensitive assets over interest rate sensitive liabilities	$(137,607)	$86,810	$163,381	$134,705	$8,676	$(34,505)	$221,460
Cumulative net interest rate sensitivity gap	$(137,607)	$(50,797)	$112,584	$247,289	$255,965	$221,460	$221,460

Item 4.                        Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, Aames Investment carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Aames Investment’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Aames Investment’s disclosure controls and procedures are effective as of the end of the period covered by this report. Subsequent to the date of that evaluation, there have been no changes in Aames Investment’s internal controls over financial reporting (as defined in Rule 13a-15f) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

In July 2005, we were served with a class action complaint entitled Webb v. Aames Investment Corporation, et. al. brought in the United States District Court, Central District of California. In December 2005, we were served with a class action complaint entitled Cooper v. Aames Investment Corporation, et. al. brought in the United States District Court, Eastern District of Wisconsin. These complaints allege violations of the Fair Credit Reporting Act in connection with prescreened offers of credit, which we made to plaintiffs. Webb also alleges that the Company’s direct mail pieces failed to comply with the requirements of FCRA that the required notice be clear and conspicuous. The plaintiffs seek to recover on behalf of themselves and others similarly situated compensatory and punitive damages and attorneys’ fees. We filed a motion to dismiss the clear and conspicuous claims in connection with Webb and while we believe that a motion with leave to amend will be granted, an order has not yet been entered. We also filed a motion to transfer Cooper to the Central District of California where Webb is pending, which was granted in March 2006, and the case was ultimately transferred on April 13, 2006. There have been no rulings on the merits of the plaintiffs’ claims or the claims of the putative class in either matter and no class has been certified. We intend to vigorously defend these matters but if a class is certified and prevails on the merits, the potential liability could have a material adverse affect on our business. The outcome of these cases and the amount of liability, if any, cannot be determined at this time.

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

In September 2004, we received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to our business and lending practices in Iowa. We have cooperated and intend to continue to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, we cannot predict the outcome of the investigation and its effect, if any on our business in Iowa, which approximated 0.009% and 0.02% of total mortgage loan production during the three months ended March 31, 2006 and 2005, respectively.

In the ordinary course of our business, we are subject to various claims made against us arising from, among other things, our loan origination and collection efforts, trade practices and alleged violations of the various federal and state laws and regulations applicable to our business, such as consumer protection laws and employment laws. We believe that the resolution of any of these pending incidental claims is not likely to have a material adverse effect on our consolidated financial position and results of operations.

Item 1A.                Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below. The information set forth below should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

We are the subject of current putative class action litigation and investigations by governmental agencies, which could adversely affect our business and attract class action litigation against us.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and under “Item 1. Legal Proceedings,” in July 2005 we were served with a class action complaint entitled

Webb v. Aames Investment Corporation, et. al. brought in the United States District Court, Central District of California, and in December 2005 we were served with a class action complaint entitled Cooper v. Aames Investment Corporation, et. al. brought in the United States District Court, Eastern District of Wisconsin. These complaints allege violations of the Fair Credit Reporting Act in connection with prescreened offers of credit, which we made to plaintiffs. The plaintiffs seek to recover on behalf of themselves and others similarly situated compensatory and punitive damages and attorneys’ fees. At the time we filed that Form 10-K, our motion to transfer Cooper to the Central District of California where Webb is pending had not yet been granted. It was subsequently granted in March 2006, and the case was ultimately transferred on April 13, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds—None

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Aames Investment Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”)).
4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to S-11).
10.1	Amended and Restated Aames Investment Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the 2004 10-K).
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

10.5(e)

Amendment No. 4 to the Master Repurchase Agreement dated as of March 1, 2006 by and among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation and Aames Funding Corporation (incorporated by reference to Exhibit 10.5(e) to the 2005 10-K).

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

10.8(a)

Master Repurchase Agreement among Aames Capital Corporation, Aames Funding Corporation, Aames Investment Corporation and Morgan Stanley Bank dated December 2, 2005 (incorporated by reference to Exhibit 10.8(a) to the 2005 10-K).

10.8(b)

Amendment No. 1 dated as of January 5, 2006 to the Master Repurchase Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated December 2, 2005 (incorporated by reference to Exhibit 10.8(b) to the 2005 10-K).

10.8(c)

Amendment No. 2 dated as of March 3, 2006 to the Master Repurchase Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated December 2, 2005 (incorporated by reference to Exhibit 10.8(c) to the 2005 10-K).

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

10.9(d)

Amendment Number Three dated as of March 1, 2006 to the Amended and Restated Master Loan and Security Agreement dated as of April 28, 2005 among Aames Capital Corporation, Aames Investment Corporation and Citigroup Global Markets Realty (incorporated by reference to Exhibit 10.9(d) to the 2005 10-K).

10.10(a)	Master Repurchase Agreement dated as of April 10, 2006 among Aames Investment Corporation, Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc.
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

10.11(c)

Third Amendment dated as of January 17, 2006 to the Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans among Lehman Brothers Bank, FSB, Aames Capital Corporation and Aames Investment Corporation (incorporated by reference to Exhibit 10.11(d) to the September 2005 10-Q).

10.11(d)

Fourth Amendment dated as of March 3, 2006 to the Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans among Lehman Brothers Bank, FSB, Aames Capital Corporation and Aames Investment Corporation (incorporated by reference to Exhibit 10.11(d) to the 2005 10-K).

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

10.17	2005 Executive Management Incentive Compensation Plan Summary (incorporated by reference to the Exhibit 10.17 to the 2004 10-K).*
10.18	Aames Financial Corporation Executive Severance Plan, amended and released dated as of August 4, 2005 (incorporated by reference to Exhibit 10.18 to the September 2005 10-Q).*
10.19

Amendment No. 1 dated July 1, 2005 to the Employment Agreement among Aames Investment Corporation, Aames Financial Corporation and A. Jay Meyerson (incorporated by reference to Exhibit 10.19 to the 2005 10-K).*

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

AAMES INVESTMENT CORPORATION
Dated: May 10, 2006	/s/ JON D. VAN DEUREN
Jon D. Van Deuren
Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)