Form 10-Q
period 2006-06-30
AAMES INVESTMENT CORP
filed 2006-08-09
CIK 1282552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 1, 2006, Registrant had 61,994,492 shares of common stock outstanding.

Item 1.                        Financial Statements

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Unrestricted.	$50,017	$36,078
Restricted.	67,384	87,094
Loans held for sale, at lower of cost or market	607,037	951,177
Loans held for investment, net	3,398,074	4,085,536
Advances and other receivables, net	38,377	39,591
Deferred income taxes	28,829	28,489
Equipment and improvements, net	10,987	10,810
Prepaid expenses and other assets	47,556	30,713
Derivative financial instruments, at estimated fair value	42,927	58,147
Total assets	$4,291,188	$5,327,635
LIABILITIES
Financings on loans held for investment	$3,398,459	$3,623,188
Revolving warehouse and repurchase facilities	578,908	1,341,683
Borrowings	—	16,487
Accounts payable and accrued expenses	50,017	54,300
Accrued dividends	—	21,584
Income taxes payable	—	889
Total liabilities	4,027,384	5,058,131
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share; 160,000,000 shares authorized; none outstanding	—	—
Common stock, par value $0.01 per share; 500,000,000 shares authorized; 61,965,141 shares and 61,828,340 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	620	618
Additional paid-in capital	656,660	656,041
Retained deficit	(393,476)	(387,155)
Total stockholders’ equity	263,804	269,504
Total liabilities and stockholders’ equity	$4,291,188	$5,327,635

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income	$106,112	$74,943	$218,157	$128,595
Interest expense	78,267	46,446	151,214	58,362
Net interest income	27,845	28,497	66,943	70,233
Provision for losses on loans held for investment	2,336	11,865	14,937	18,365
Net interest income after provision for loan losses	25,509	16,632	52,006	51,868
Noninterest income:
Gain on sale of loans	22,538	4,666	28,533	10,349
Loan servicing	2,537	1,364	4,960	2,404
Total noninterest income	25,075	6,030	33,493	12,753
Net interest income after provision for loan losses and noninterest income	50,584	22,662	85,499	64,621
Noninterest expense:
Personnel	21,570	20,980	46,461	43,327
Production	9,079	8,577	18,456	17,377
General and administrative	12,721	15,015	26,868	25,828
Total noninterest expense	43,370	44,572	91,785	86,532
Income (loss) before income taxes	7,214	(21,910)	(6,286)	(21,911)
Income tax provision	40	665	57	1,430
Net income (loss)	$7,174	$(22,575)	$(6,343)	$(23,341)
Net income (loss) per common share:
Basic	$0.11	$(0.37)	$(0.10)	$(0.38)
Diluted	$0.11	$(0.37)	$(0.10)	$(0.38)
Dividends per common share declared during the period	$—	$0.27	$—	$0.27
Weighted average number of common shares outstanding:
Basic	62,560	61,535	62,547	61,478
Diluted	62,560	61,535	62,547	61,478

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Deficit	Total
Balance at December 31, 2005	$618	$656,041	$(387,155)	$269,504
Net loss	—	—	(6,343)	(6,343)
Conversion and cancellations of restricted stock units and awards	2	(205)	—	(203)
Stock-based compensation related to restricted stock awards	—	824	—	824
Dividend cancellation on restricted stock awards	—	—	22	22
Balance at June 30, 2006	$620	$656,660	$(393,476)	$263,804

See accompanying notes to condensed consolidated financial statements.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(6,343)	$(23,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on loans held for investment	14,937	18,365
Depreciation and amortization	1,989	1,685
Amortization of debt discount	4,822	508
Stock-based compensation	824	—
Deferred income taxes	(340)	—
Mark-to-market loss on derivative financial instruments	15,220	1,963
Loans held for sale:
Originations and purchases	(2,760,794)	(2,958,630)
Proceeds from sales	3,104,934	3,063,102
Net decrease in loans held for sale	344,140	104,472
Decrease (increase) in:
Advances and other receivables, net	1,214	(1,062)
Residual interests	—	39,082
Prepaid expenses and other assets	(16,843)	(7,057)
Derivative financial instruments	—	(19,199)
Increase (decrease) in:
Accounts payable and accrued expenses	(4,486)	5,886
Income taxes payable	(889)	(1,089)
Net cash provided by operating activities	354,245	120,213
Cash Flows from Investing Activities:
Decrease (increase) in loans held for investment	672,525	(2,167,192)
Purchases of equipment and improvements	(2,166)	(1,970)
Net cash provided by (used in) investment activities	670,359	(2,169,162)
Cash Flows from Financing Activities:
Financings on loans held for investment:
Proceeds from issuance	618,256	2,004,376
Repayments	(847,807)	—
Net (decrease) increase in revolving warehouse and repurchase facilities	(762,775)	158,585
Reduction in borrowings	(16,487)	(7,680)
Payment of common stock dividends	(21,562)	(20,932)
Payment of expenses related to equity issuance	—	(28)
Net cash (used in) provided by financing activities	(1,030,375)	2,134,321
Net (decrease) increase in cash and cash equivalents	(5,771)	85,372
Cash and cash equivalents, beginning of period	123,172	37,780
Cash and cash equivalents, end of period	$117,401	$123,152

See accompanying notes to condensed consolidated financial statements.

AAAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Recent Events

Merger of Aames and Accredited.   On May 24, 2006, Aames Investment Corporation (“Aames Investment”), Accredited Home Lenders Holding Co. (“Accredited”), and AHL Acquisition, LLC, a wholly owned subsidiary of Accredited (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Aames Investment will be merged with and into Merger Sub, with Merger Sub as the surviving corporation (the “Merger”). In March 2006, Aames announced a corporate restructuring that would eliminate its REIT status at the parent company level and its taxable REIT subsidiary would become the parent company. After entering into the Merger Agreement, Aames determined that it would not pursue the restructuring strategy.

In connection with the pending merger transaction, Aames Investment has scheduled a Special Meeting of its stockholders on Thursday, September 14, 2006 at 9:00 a.m. Accredited filed with the Securities and Exchange Commission, or SEC, a Registration Statement on Form S-4 containing a Proxy Statement/Prospectus for the stockholders of Accredited and the stockholders of Aames Investment. The Registration Statement was declared effective by the SEC on July 26, 2006. The final Proxy Statement/Prospectus was mailed to stockholders of Accredited and stockholders of Aames Investment on or about August 9, 2006.

Pursuant to the Merger Agreement, upon consummation of the Merger each Aames Investment stockholder will receive, in exchange for each share of Aames Investment common stock held by such stockholder, one of the following:

•  cash in an amount equal to $51.94 (the closing price of Accredited’s common stock on May 24, 2006, the date of the Merger Agreement) multiplied by the exchange ratio (which is explained below), or

•  a fraction of a share of Accredited common stock equal to the exchange ratio.

The exchange ratio was initially set at 0.1030. That means that on the day that the Merger Agreement was executed (and subject to the limitations described below) each share of Aames Investment common stock would have been converted into $5.35 in cash or a fraction of a share of Accredited common stock that had a value of $5.35 (based on the closing price of Accredited common stock on the day that the Merger Agreement was executed). However, the exchange ratio will be reduced by any dividends declared or paid by Aames Investment prior to the closing. The exchange ratio will be reduced by multiplying it by 1 minus a fraction, the numerator of which is the amount of any dividends Aames Investment declares or pays prior to closing, and the denominator of which is approximately $340 million.

Under the Merger Agreement, Aames Investment is required to pay prior to closing a dividend in an amount equal to Aames Investment’s estimated 2006 REIT taxable income plus any other amounts that Aames Investment would need to distribute to qualify as a REIT for its final taxable year and to avoid to the extent reasonably possible the incurrence of income or excise tax.  Aames Investment currently estimates that, if the closing were to occur on September 30, 2006, it would pay a dividend of approximately $30 million in the aggregate (or $0.48 per share) pursuant to this provision, although Aames Investment cannot provide any assurance as to the amount of any such dividend.

Aames Investment and Accredited have made customary representations, warranties and covenants to each other in the Merger Agreement. Each of Aames Investment and Accredited has agreed, among other

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

things, (i) to operate its business in the ordinary course consistent with past practice and not to take certain actions specified in the Merger Agreement, (ii) to convene a special meeting of its stockholders to obtain requisite approvals of its stockholders in connection with the Merger and the Merger Agreement and (iii) subject to certain exceptions in the case of Aames Investment, to recommend approval of such matters to its stockholders. Aames Investment has also agreed, subject to certain exceptions, not to solicit, negotiate, provide non-public information in furtherance of, approve, recommend or otherwise declare advisable an alternative acquisition proposal. Aames Investment will be required to pay dividends prior to the closing of the transaction to the extent necessary to maintain its status as a REIT.

Consummation of the Merger is subject to customary conditions, including the approval of the Merger by the holders of Aames Investment common stock, the approval of the issuance of shares of Accredited common stock in connection with the Merger by the holders of Accredited common stock, the absence of any law or order prohibiting the closing and the expiration or earlier termination of any required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of other governmental approvals. In addition, each party’s obligation to consummate the Merger is subject to (i) the material accuracy of the representations and warranties of the other party and (ii) material compliance of the other party with its covenants. Accredited’s obligation to consummate the Merger is also subject to the delivery of an opinion from counsel to Aames Investment with respect to Aames Investment’s status as a REIT.

The Merger Agreement contains customary termination rights for Aames Investment and Accredited, including, among others, the right of Aames Investment to terminate the Merger Agreement if it receives a superior proposal, subject to (i) Accredited’s right to match the superior proposal within three business days and (ii) payment to Accredited by Aames Investment of a $10.0 million termination fee. In addition, Aames Investment must pay Accredited a $10 million termination fee if the Merger is terminated:

•  By either party, if Aames Investment does not obtain the stockholder approval required to approve the Merger, a proposal or intention to make a proposal for an alternative transaction has been made publicly prior to termination and Aames Investment enters into an agreement or consummates an alternative transaction within 12 months of the termination for consideration equal to or greater than $6.00 per share of Aames Investment common stock.

•  By Accredited,

•  due to Aames Investment’s willful breach, a proposal or intention to make a proposal for an alternative transaction has been made publicly prior to termination and Aames Investment enters into an agreement or consummates an alternative transaction within 12 months of the termination for consideration equal to or greater than $5.00 per share of Aames Investment common stock; or

•  due to Aames Investment’s Board of Directors withdrawing or adversely modifying its recommendation for approval of the Merger and Aames Investment enters into an agreement or consummates an alternative transaction within 12 months of the termination for consideration equal to or greater than $6.00 per share of Aames Investment common stock.

Sale  of Aames’ Wholesale Operations to Accredited.   On June 26, 2006, Aames Investment announced that its wholesale operations would be sold to Accredited for approximately $4.0 million plus the assumption of certain liabilities under an agreement dated June 23, 2006. The sale was completed in

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 2006. The sale was intended to reduce employee attrition and maximize the potential synergies from the combination of the Accredited and Aames Investment wholesale operations at the present time that would otherwise occur as part of the merger of Accredited and Aames Investment contemplated to occur in the third quarter of 2006.

As part of the sale, Accredited hired approximately 198 of Aames Investment’s wholesale sales and processing personnel, and assumed certain liabilities of the wholesale business, including the lease of Aames Investment’s Jacksonville, Florida, wholesale operations center.

The purchase of Aames Investment wholesale operation does not otherwise affect the Merger Agreement, or any of the terms under which Accredited will acquire Aames Investment, including the consideration to be paid to the Aames Investment stockholders for their common stock.

Note 2.   General and Basis of Presentation

General.   Aames Investment is a mortgage real estate investment trust, or REIT, which manages a portfolio of subprime residential mortgage loans. Since announcing the proposed merger with Accredited, we no longer retain mortgage loans for our REIT portfolio and sell all of our loan production in the secondary markets. Its principal subsidiary, Aames Financial, is a national mortgage banking company, started in 1954, which focuses primarily on originating, selling and servicing residential mortgage loans through its retail channel under the name “Aames Home Loan.” From 1996 through July 2006, Aames Financial also originated loans through its wholesale channel. Aames Investment, together with its subsidiaries, is collectively referred to as the “Company.”

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

On November 9, 2004, Aames Investment completed its reorganization with Aames Financial Corporation, formerly Aames Investment’s parent company. The reorganization transaction was accounted for as a recapitalization restructuring of entities under common control with no change in accounting basis.

At June 30, 2006, Specialty Finance Partners (“SFP”), a partnership controlled by Capital Z Financial Services Fund, II, L.P., a Bermuda partnership (together with SFP, “Capital Z”) and others affiliated with Capital Z together owned approximately 14.0 million shares, or approximately 22.5% of the Company’s common shares outstanding. Representatives of Capital Z currently have two seats on the Company’s seven member Board of Directors.

Aames Investment elected to qualify as a REIT for U.S. federal income tax purposes. Aames Financial is the taxable REIT subsidiary (“TRS”) of Aames Investment.

Aames Investment’s strategy is to use its equity capital and funds borrowed under revolving warehouse and repurchase facilities to finance mortgage loan production, and to use those financing sources together with on-balance sheet securitizations to sell its loan production to third parties in the secondary markets. Aames Investment built a REIT portfolio of mortgage loans from its initial public

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

offering by retaining a portion of these loans, largely hybrid/adjustable rate mortgage loans. Aames Investment built its REIT portfolio using its equity capital, borrowings under revolving warehouse and repurchase facilities, and on-balance sheet securitizations of mortgage loans. Since announcing the proposed merger with Accredited, Aames Investment no longer retains mortgage loans for its REIT portfolio and sells all of its loan production in the secondary markets.

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

The condensed consolidated financial statements include the accounts of the Company after eliminating all significant intercompany transactions and reflect all normal, recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the Company in conformity with accounting principles generally accepted in the United States for the interim periods reported. The results of operations for the Company for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the full calendar year.

Reclassifications

Certain amounts related to June 30, 2005 have been reclassified to conform to the June 30, 2006 presentation.

Note 3.   Cash and Cash Equivalents

At June 30, 2006 and December 31, 2005, the Company had $73.7 million and $70.1 million of overnight investments, respectively.

Note 4.   Loans Held for Sale

The following table summarizes the composition of the Company’s loans held for sale as of the dates indicated (in thousands):

	June 30,	December 31,
	2006	2005
Fixed rate mortgages	$189,718	$397,112
Adjustable rate loans	437,904	570,716
Total unpaid principal balance	627,622	967,828
Net deferred loan origination fees	(7,209)	(4,547)
Valuation allowance	(13,376)	(12,104)
Total loans held for sale, at lower of cost or market	$607,037	$951,177

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company maintains a lower-of-cost-or-market (“LOCOM”) valuation allowance for certain loans held for sale that are severely delinquent, have suffered declines in market value, have experienced credit deterioration, have significant collateral deficiencies or have other attributes that reduce their sale potential.

The following table presents activity in the valuation allowance for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$13,461	$5,965	$12,104	$4,234
LOCOM provision	8,708	1,296	20,020	3,720
Transfer from advances receivable allowance	—	—	—	600
Charge-offs	(8,795)	(3,796)	(18,751)	(5,109)
Recoveries	2	28	3	48
Net charge-offs	(8,793)	(3,768)	(18,748)	(5,061)
Balance, end of period	$13,376	$3,493	$13,376	$3,493

Note 5.   Loans Held for Investment, Net

The following table summarizes loans held for investment, net, as of the dates indicated (in thousands):

	June 30,	December 31,
	2006	2005
Securitized	$3,422,366	$3,659,657
Not yet securitized	23,517	461,451
Total unpaid principal balance	3,445,883	4,121,108
Net deferred loan origination costs	4,401	7,787
Allowance for loan losses	(52,210)	(43,359)
Total loans held for investment, net	$3,398,074	$4,085,536

The following table presents activity in the allowance for loan losses for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$53,337	$8,400	$43,359	$1,900
Provision for loan losses	2,336	11,865	14,937	18,365
Charge-offs	(3,463)	—	(6,086)	—
Recoveries	—	—	—	—
Net charge-offs	(3,463)	—	(6,086)	—
Balance, end of period	$52,210	$20,265	$52,210	$20,265

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The above allowance activity does not include losses on certain early prepayment representation and warranty claims on loans transferred to loans held for sale and which are accounted for in the Company’s representation and warranty allowance.

Note 6.   Accounts Payable and Accrued Expenses

The Company maintains a representation and warranty allowance for exposure to losses that arise in connection with loans that it is required to repurchase from whole loan buyers. The allowance is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The allowance is carried to address repurchase obligations arising from representations and warranty claims, and obligations for other contractual disputes with investors with respect to mortgage loan sales. Allowance levels are a function of expected losses based on expected and actual pending claims and repurchase requests, historical experience, loan volume and loan sales distribution channels and the assessment of probability related to such claims. Changes in the level of provision to this allowance impacts the overall gain on sale margin from quarter to quarter.

The following table presents activity in the representation and warranty allowance for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$6,124	$8,427	$9,014	$13,137
Provision for representation, warranty, and other miscellaneous losses	6,387	2,720	10,664	1,081
Release of claims	—	—	(4,335)	—
Charge-offs	(1,668)	(1,679)	(4,500)	(4,750)
Recoveries	—	—	—	—
Net charge-offs	(1,668)	(1,679)	(4,500)	(4,750)
Balance, end of period	$10,843	$9,468	$10,843	$9,468

During the three months ended March 31, 2006, the Company released $4.3 million of aged claims due to management’s research and determination that such claims were no longer valid.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7.   Basic and Diluted Net Income (Loss) Per Common Share

The following table sets forth information regarding basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic net income (loss) per common share:
Basic net income (loss)	$7,174	$(22,575)	$(6,343)	$(23,341)
Basic weighted average number of common shares outstanding	62,560	61,535	62,547	61,478
Basic net income (loss) per common share	$0.11	$(0.37)	$(0.10)	$(0.38)
Diluted net income (loss) per common share:
Diluted net income (loss)	$7,174	$(22,575)	$(6,343)	$(23,341)
Diluted weighted average number of common shares outstanding	62,560	61,535	62,547	61,478
Diluted net income (loss) per common share	$0.11	$(0.37)	$(0.10)	$(0.38)

Note 8.   Stock-Based Compensation

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. Currently, the Company’s stock-based compensation consists of restricted stock awards, which are valued based on the fair value of the Company’s shares at the grant date using the closing market price of the Company’s shares on that date. The fair value of the restricted stock awards is amortized to compensation expense, with an offsetting credit to additional paid-in capital, over the period that service is rendered, which is the vesting period. Restricted stock awards generally vest 25% per year commencing on the first anniversary date from the date of grant. The Company has considered historical forfeiture rates in its estimated stock-based compensation expense related to awards that are ultimately expected to vest. The recognition of compensation expense for the three and six months ended June 30, 2006 related to the vesting of restricted stock awards is consistent with the expense recognition for the same periods in 2005 and therefore the quarterly results are comparable to the prior year. As of June 30, 2006, there was $5.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested grants of restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Amended and Restated Aames Investment Corporation 2004 Equity Incentive Plan (the “Plan”), which became effective in November 2004, is the Company’s only compensation plan under which its equity securities are authorized for issuance, and it allows the Company to make awards to its officers and other employees, directors and all other persons who provide it services. Those awards may be stock options, SARs, or “full value awards” (including shares of restricted stock and restricted stock units). Currently, a maximum of 5,550,000 shares of the Company’s common stock may be issued upon the exercise of stock options or SARs, in connection with the vesting of shares of restricted common stock or upon the distribution of shares underlying restricted stock units. To date, all awards made under the Plan have been full value awards (i.e. restricted stock awards and restricted stock units) and each share of the Company’s common stock underlying a full value award reduces the number of shares available for future issuance by 2.5 shares.

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In connection with the Company’s reorganization as a REIT and its initial public offering in November 2004, the Company issued 1,282,553 restricted stock units pursuant to the Plan and recorded compensation expense of $10.9 million.

The following tables present activity in Restricted Stock Units (“RSU’s”) and Restricted Stock Awards (“RSA’s”) for the period presented:

	Six Months Ended June 30, 2006
	RSU’s		RSA’s
	Number	Grant	Number	Grant
	of	Price	of	Price
	Shares	Range	Shares	Range
Balance, beginning of period	716,551	$8.50	936,516	$5.90-9.82
Granted	—	—	36,000	5.90
Expired	—	—	—	—
Cancelled(1)	(28,997)	8.50	(180,860)	5.90-9.82
Converted	(72,426)	8.50	(64,375)	7.92-9.50
Balance, end of period	615,128	$8.50	727,281	$5.90-9.82

       (1) Cancellations of RSUs/RSAs include those arising from employee terminations as well as RSAs that were returned to the Company to settle payroll tax obligations upon conversion of RSUs/RSAs to common stock.

Note 9.   Commitments and Contingencies

In July 2005, the Company was served with a putative class action complaint entitled Webb v. Aames Investment Corporation, et. al. brought in the United States District Court, Central District of California. In December 2005, the Company was served with a putative class action complaint entitled Cooper v. Aames Investment Corporation, et. al. brought in the United States District Court, Eastern District of Wisconsin. These complaints allege violations of the Fair Credit Reporting Act (the “FCRA”) in connection with prescreened offers of credit, which the Company made to plaintiffs. Webb also alleges that the Company’s direct mail pieces failed to comply with the requirements of FCRA that the required notice be clear and conspicuous. The plaintiffs seek to recover on behalf of themselves and others similarly situated compensatory and punitive damages and attorneys’ fees. The Company filed a motion to dismiss the clear and conspicuous claims in connection with Webb, which was ultimately denied by the Court on May 30, 2006, leaving this claim as to all direct mail sent prior to December 2004. The Court has requested further briefing to determine whether it will grant leave for the plaintiffs to amend. The Company also filed a motion to transfer Cooper to the Central District of California where Webb is pending, which was granted in March 2006, and the case was ultimately transferred on April 13, 2006. There have been no rulings on the merits of the plaintiffs’ claims or the claims of the putative class in either matter and no class has been certified. The Company intends to vigorously defend these matters, but if a class is certified and prevails on the merits, the potential liability could have a material adverse affect on its business. The outcome of these cases and the amount of liability, if any, cannot be determined at this time.

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

On September 7, 2004, Aames Financial received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to its business and lending practices in Iowa. Aames Financial has cooperated and intends to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, Aames Financial cannot predict the outcome of the investigation and its effect, if any, on its business in Iowa, which approximated 0.01% and 0.01% of total mortgage loan production during the six months ended June 30, 2006 and 2005, respectively.

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

Note 10.   Parent Company Information

The following tables present the condensed balance sheets and condensed statements of operations of Aames Investment Corporation (parent company only, prior to intercompany elimination entries) as of and for the dates indicated (in thousands):

AAMES INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30,	December 31,
Condensed Balance Sheets	2006	2005
Cash and cash equivalents:
Unrestricted	$26,690	$13,042
Restricted	67,384	87,094
Loans held for investment, net:
Securitized	3,422,366	3,659,657
Not yet securitized	23,517	461,451
Net deferred loan origination costs	4,401	7,787
Deferred loan acquisition premium	28,736	41,132
Allowance for loan losses	(52,210)	(43,359)
Total loans held for investment, net	3,426,810	4,126,668
Investment in subsidiaries	44,738	78,697
Accrued interest and other assets	105,140	57,480
Derivative finanancial instruments, at estimated fair value	42,927	58,147
Total assets	$3,713,689	$4,421,128
Financings on loans held for investment	$3,398,459	$3,623,188
Revolving warehouse and repurchase facilities	6,012	433,241
Borrowings	—	16,487
Other liabilities	16,678	37,577
Total liabilities	3,421,149	4,110,493
Stockholders’ equity	292,540	310,635
Total liabilities and stockholders’ equity	$3,713,689	$4,421,128

	Six Months Ended
	June 30,
Condensed Statement of Operations	2006	2005
Net interest income	$34,077	$47,956
Provision for losses on loans held for investment	(14,937)	(18,365)
Net interest income after provision for loan losses	19,140	29,591
Noninterest expense	(3,880)	(4,199)
Income before equity in net loss of subsidiary	15,260	25,392
Equity in net loss of subsidiary	(33,999)	(32,935)
Net loss	$(18,739)	$(7,543)

Note 11.   Recently Issued Accounting Standards

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

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 requires companies to evaluate their interests in securitized financial assets and determine whether the interests are freestanding derivatives or hybrid financial instruments that may be subject to bifurcation. SFAS 155 provides companies with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe the adoption of SFAS 155 will have a significant impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140. SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be evaluating the impact of FIN 48 on its consolidated financial statements.

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

FORWARD-LOOKING INFORMATION

This report may contain forward-looking statements, including without limitation the expected benefits of the Merger and the sale of the wholesale operations to Accredited, under federal securities laws. These statements are based on management’s current expectations and beliefs and are subject to a number of trends and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The risks and uncertainties that may cause the Company’s performance and results to vary include: (i) limited cash flow to fund operations and dependence on short-term financing facilities; (ii) changes in overall economic conditions and interest rates; (iii) increased delinquency rates in the portfolio; (iv) intense competition in the mortgage lending industry; (v) adverse changes in the securitization and whole loan market for mortgage loans; (vi) declines in real estate values; (vii) an inability to originate subprime hybrid/adjustable rate mortgage loans; (viii) obligations to repurchase mortgage loans and indemnify investors; (ix) concentration of operations in California, Florida, New York and Texas; (x) the occurrence of natural disasters; (xi) extensive government regulation; (xii) an inability to comply with the federal tax requirements applicable to REITs and effectively operate within limitations imposed on REITs by federal tax rules; and (xiii) other risk factors as outlined in the Registration Statement on Form S-4 containing a Proxy Statement/Prospectus as filed by Accredited with the SEC on July 14, 2006 (the “Accredited S-4”). For a more complete discussion of these risks and uncertainties and information relating to the Company, see the Form 10-K for the year ended December 31, 2005, the Accredited S-4, and other filings with the SEC made by the Company. Aames Investment expressly disclaims any obligation to update or revise any forward-looking statements in this report.

RECENT EVENTS

Merger of Aames and Accredited.   On May 24, 2006, Aames Investment Corporation (“Aames Investment”), Accredited Home Lenders Holding Co. (“Accredited), and AHL Acquisition, LLC, a wholly owned subsidiary of Accredited (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Aames Investment will be merged with and into Merger Sub, with Merger Sub as the surviving corporation (the “Merger”). In March 2006, Aames announced a corporate restructuring that would eliminate its REIT status at the parent company level and its taxable REIT subsidiary would become the parent company. After entering into the Merger Agreement, Aames Investment determined that it would not pursue the restructuring strategy.

In connection with the pending merger transaction, Aames Investment has scheduled a Special Meeting of its stockholders on Thursday, September 14, 2006 at 9:00 a.m. Accredited filed with the Securities and Exchange Commission, or SEC, a Registration Statement on Form S-4 containing a Proxy Statement/Prospectus for the stockholders of Accredited and the stockholders of Aames Investment. The Registration Statement was declared effective by the SEC on July 26, 2006. The final Proxy Statement/Prospectus was mailed to stockholders of Accredited and stockholders of Aames Investment on or about August 9, 2006.

Pursuant to the Merger Agreement, upon consummation of the Merger each Aames Investment stockholder will receive, in exchange for each share of Aames Investment common stock held by such stockholder, one of the following:

•       cash in an amount equal to $51.94 (the closing price of Accredited’s common stock on May 24, 2006, the date of the Merger Agreement) multiplied by the exchange ratio (which we explain below), or

•       a fraction of a share of Accredited common stock equal to the exchange ratio.

The exchange ratio was initially set at 0.1030. That means that on the day that we executed the Merger Agreement (and subject to the limitations described below) each share of Aames Investment common stock would have been converted into $5.35 in cash or a fraction of a share of Accredited common stock that had a value of $5.35 (based on the closing price of Accredited common stock on the day we executed the Merger Agreement). However, the exchange ratio will be reduced by any dividends declared or paid by Aames Investment prior to the closing. We will reduce the exchange ratio by multiplying it by 1 minus a fraction, the numerator of which is the amount of any dividends Aames Investment declares or pays prior to closing, and the denominator of which is approximately $340 million.

Under the Merger Agreement, Aames Investment is required to pay prior to closing a dividend in an amount equal to Aames Investment’s estimated 2006 REIT taxable income plus any other amounts that Aames Investment would need to distribute to qualify as a REIT for its final taxable year and to avoid to the extent reasonably possible the incurrence of income or excise tax.  Aames Investment currently estimates that, if the closing were to occur on September 30, 2006, it would pay a dividend of approximately $30 million in the aggregate (or $0.48 per share) pursuant to this provision, although Aames Investment cannot provide any assurance as to the amount of any such dividend.

Aames Investment and Accredited have made customary representations, warranties and covenants to each other in the Merger Agreement. Each of Aames Investment and Accredited has agreed, among other things, (i) to operate its business in the ordinary course consistent with past practice and not to take certain actions specified in the Merger Agreement, (ii) to convene a special meeting of its stockholders to obtain requisite approvals of its stockholders in connection with the Merger and the Merger Agreement and (iii) subject to certain exceptions in the case of Aames Investment, to recommend approval of such matters to its stockholders. Aames Investment has also agreed, subject to certain exceptions, not to solicit, negotiate, provide non-public information in furtherance of, approve, recommend or otherwise declare advisable an alternative acquisition proposal. Aames Investment will be required to pay dividends prior to the closing of the transaction to the extent necessary to maintain its status as a REIT.

Consummation of the Merger is subject to customary conditions, including the approval of the merger by the holders of Aames Investment common stock, the approval of the issuance of shares of Accredited common stock in connection with the Merger by the holders of Accredited common stock, the absence of any law or order prohibiting the closing and the expiration or earlier termination of any required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of other governmental approvals. In addition, each party’s obligation to consummate the Merger is subject to (i) the material accuracy of the representations and warranties of the other party and (ii) material compliance of the other party with its covenants. Accredited’s obligation to consummate the Merger is also subject to the delivery of an opinion from counsel to Aames Investment with respect to Aames Investment’s status as a REIT.

The Merger Agreement contains customary termination rights for Aames Investment and Accredited, including, among others, the right of Aames Investment to terminate the Merger Agreement if it receives a superior proposal, subject to (i) Accredited’s right to match the superior proposal within three business days and (ii) payment to Accredited by Aames Investment of a $10.0 million termination fee. In addition, Aames Investment must pay Accredited a $10 million termination fee if the Merger is terminated:

•       By either party, if Aames Investment does not obtain the stockholder approval required to approve the Merger, a proposal or intention to make a proposal for an alternative transaction has been made publicly prior to termination and Aames Investment enters into an agreement or consummates an alternative transaction within 12 months of the termination for consideration equal to or greater than $6.00 per share of Aames Investment common stock.

•       By Accredited,

•       due to Aames Investment’s willful breach, a proposal or intention to make a proposal for an alternative transaction has been made publicly prior to termination and Aames Investment enters into an agreement or consummates an alternative transaction within 12 months of the termination for consideration equal to or greater than $5.00 per share of Aames Investment common stock; or

•       due to Aames Investment’s Board of Directors withdrawing or adversely modifying its recommendation for approval of the Merger and Aames Investment enters into an agreement or consummates an alternative transaction within 12 months of the termination for consideration equal to or greater than $6.00 per share of Aames Investment common stock.

Sale of Aames’ Wholesale Operations to Accredited.   On June 26, 2006, Aames Investment announced that its wholesale operations would be sold to Accredited for approximately $4.0 million plus the assumption of certain liabilities under an agreement dated June 23, 2006. The sale was completed in July 2006. The sale was intended to reduce employee attrition and maximize the potential synergies from the combination of the Accredited and Aames Investment wholesale operations at the present time that would otherwise occur as part of the merger of Accredited and Aames Investment contemplated to occur in the third quarter of 2006.

As part of the sale, Accredited hired approximately 198 of Aames Investment’s wholesale sales and processing personnel, and assumed certain liabilities of the wholesale business, including the lease of Aames Investment’s Jacksonville, Florida, wholesale operations center.

The purchase of Aames Investment’s wholesale operation does not otherwise affect the Merger Agreement, or any of the terms under which Accredited will acquire Aames Investment, including the consideration to be paid to the Aames Investment stockholders for their common stock.

GENERAL

Aames Investment was formed in February 2004 to build and manage a portfolio of high yielding subprime residential mortgage loans to offer its stockholders the opportunity for attractive dividend yields and earnings growth. In November 2004, we completed an initial public offering, and, concurrently with that offering, the reorganization with Aames Financial, formerly our parent company. As a result of the 2004 REIT reorganization, Aames Financial became a wholly owned subsidiary of ours.

Aames Financial is a national mortgage banking company, founded in 1954, which focuses primarily on originating, selling and servicing residential mortgage loans through its retail channel under the name

“Aames Home Loan.” From 1996 through July 2006, Aames Financial also originated loans through its wholesale channel. Our strategy is to use our equity capital and funds borrowed under revolving warehouse and repurchase facilities to finance our mortgage loan production, and to sell our loan production to third parties in the secondary markets. We built a REIT portfolio of mortgage loans from our initial public offering in November, 2004, through May, 2006, by retaining a portion of our mortgage loan originations, largely hybrid/adjustable rate mortgage loans or ARMs. We built our REIT portfolio using our equity capital, borrowings under revolving warehouse and repurchase facilities, and on-balance sheet securitizations of mortgage loans. Since announcing the proposed Merger with Accredited, we no longer retain mortgage loans for our REIT portfolio and sell all of our loan production in the secondary markets.

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

Mortgage Loan Portfolio Management

In building our REIT portfolio, we invest in subprime one-to-four family, residential mortgage loans, operating as a long-term portfolio investor. We purchase loans originated by Aames Financial that we anticipate holding on our balance sheet in our REIT portfolio, largely hybrid/adjustable rate mortgage loans. Aames Financial services the loans in our REIT portfolio.

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

To reduce these risks, we may enter into interest rate cap agreements whereby, in exchange for a fee, we would be reimbursed for interest paid in excess of a certain capped rate. We may also enter interest rate swap agreements, whereby we pay a fixed rate and receive a floating rate based on a notional amount. With respect to interest rate cap agreements and interest rate swap agreements, any net payments under, or fluctuations in the fair value of, these cap agreements would be recorded in current income.

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

Under the Merger Agreement, we are required to pay prior to closing of the Merger a dividend in the amount equal to our estimated 2006 REIT taxable income, plus any other amounts that we would need to distribute in order to qualify as a REIT for our final taxable year and to avoid to the extent reasonably possible the incurrence of income or excise tax.

Mortgage Loan Originations

Aames Financial originates one-to-four family residential mortgage loans, which are the primary source of the loans that we hold in our on-balance sheet REIT portfolio of loans held for investment, and of the loans that we sell to the secondary markets.

Our principal market is borrowers whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers’ access to credit. These types of borrowers generally pay higher mortgage loan origination fees and interest rates than those charged by conventional lending sources. We believe that these borrowers continue to present an opportunity for us to earn a return commensurate with the risk assumed. Our residential mortgage loans, which include fixed and hybrid/adjustable rate loans, are generally used by borrowers to consolidate indebtedness, obtain cash to finance other consumer needs, purchase homes or lower their monthly payment. We believe that loan origination volume is affected by general levels of interest rates. A majority of our loan originations are cash-out refinancings, and as a result, our loan origination volume is generally less cyclical than conventional mortgage lending, which has a higher percentage of rate/term refinance loans. However, given recent rises in interest rates, we believe that subprime borrowers with hybrid ARMs or interest only loans may seek to refinance when the initial fixed period expires to avoid the increased payment after the interest fixed or interest only period.

Mortgage Loan Sales to Third Parties and Off-Balance Sheet Securitizations

Aames Financial sells whole loans to third parties on a servicing-released basis in order to capture gain on sale income from these loans and to grow our equity capital base on a consolidated basis. Aames Financial generally sells these loans within 45 days of funding and services these loans during the period between origination and transfer of servicing to the buyer, which is generally within 90 days after the sale of the loan. Aames Financial generates income primarily from:

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

Owning a Portfolio of Hybrid/Adjustable Rate Mortgage Loans.   We have a REIT portfolio of loans held for investment in addition to Aames Financial’s portfolio of loans held for sale. We differentiate our interest income and expense into two components: “Interest income—loans held for sale” and “Interest income—loans held for investment.” Interest expense is also differentiated between “Interest expense—loans held for sale” and “Interest expense—loans held for investment.” We also record a provision for loan losses on loans held for investment, which increases our allowance for loan losses, based on an estimate of probable and inherent losses in our portfolio of loans held for investment.

Our REIT portfolio of loans is shown on our balance sheet as “Loans held for investment.” Prior to our 2004 REIT reorganization, all loans were shown as “Loans held for sale, at lower of cost or market.”

Because Aames Financial intends to sell its loans to third parties in the secondary markets, we continue to show these loans as “Loans held for sale, at lower of cost or market.” Bonds that we issue in our on-balance sheet securitizations to finance our REIT portfolio of loans held for investment are shown as “Financings on loans held for investment.” Warehouse financing of our loans held for sale and loans held for investment but not yet securitized are shown as “Revolving warehouse and repurchase facilities.”

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

Gain on Sale of Loans Held for Sale and Secondary Market Related Allowances.   Our current loan disposition strategy for loans relies on whole loan sales. We sell our loans in whole loan sale transactions on a cash basis. In whole loan sale transactions, the buyer acquires all future rights (including mortgage servicing rights) to the loans, without recourse, except for standard representations and warranties. Gains and losses on whole loan sales are recognized when we surrender control over the loans (generally on the settlement date) based upon the difference between the proceeds received and the net carrying amount of the loans, less the provision for representation, warranty and other miscellaneous losses recorded on the settlement date to cover repurchases, if any, of loans that have a first or early payment default to the purchaser or otherwise breach representations and warranties.

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

The level of the representation and warranty allowance is a function of expected losses based on actual pending claims and repurchase requests, historical experience, loan sales and the assessment of probable investor claims. An increase to this allowance is recorded as a reduction of the gain on sale of loans in our condensed consolidated statements of operations and the corresponding allowance is recorded in accounts payable and accrued expenses in our condensed consolidated balance sheets. At the time we repurchase a loan, the estimated loss on the loan is charged against this allowance and recorded as a reduction of the basis of the loan.

The lower of cost or market valuation allowance is maintained for loans held for sale that are severely delinquent, have suffered declines in market value, had credit deterioration, have significant collateral deficiencies or other attributes that reduce their sale potential. An increase to this valuation allowance is recorded as a reduction of gain on sale of loans in our condensed consolidated statement of operations and the valuation allowance is recorded as an offset to loans held for sale in our condensed consolidated balance sheets. At the time we sell a loan having the aforementioned attributes, the estimated loss on the loan is charged against this allowance.

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

RESULTS OF OPERATIONS

The following table sets forth information regarding our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Interest income	$106,112	$74,943	$31,169	$218,157	$128,595	$89,562
Interest expense	78,267	46,446	31,821	151,214	58,362	92,852
Net interest income	27,845	28,497	(652)	66,943	70,233	(3,290)
Provision for loan losses	2,336	11,865	(9,529)	14,937	18,365	(3,428)
Net interest income after provision for loan losses	25,509	16,632	8,877	52,006	51,868	138
Noninterest income:
Gain on sale of loans	22,538	4,666	17,872	28,533	10,349	18,184
Loan servicing	2,537	1,364	1,173	4,960	2,404	2,556
Total noninterest income	25,075	6,030	19,045	33,493	12,753	20,740
Net interest income after provision for loan losses and noninterest income	50,584	22,662	27,922	85,499	64,621	20,878
Noninterest expense:
Personnel	21,570	20,980	590	46,461	43,327	3,134
Production	9,079	8,577	502	18,456	17,377	1,079
General and administrative	12,721	15,015	(2,294)	26,868	25,828	1,040
Total noninterest expense	43,370	44,572	(1,202)	91,785	86,532	5,253
Income (loss) before income taxes	7,214	(21,910)	29,124	(6,286)	(21,911)	15,625
Income tax provision	40	665	(625)	57	1,430	(1,373)
Net income (loss)	$7,174	$(22,575)	$29,749	$(6,343)	$(23,341)	$16,998

Interest Income and Interest Expense

Interest income.   Interest income includes interest earned on loans held for investment and loans held for sale. To a lesser extent, interest income also includes interest on short-term overnight investments, prepayment fees earned on loans held for investment, interest income on in-the-money interest rate cap and forward interest rate swap agreements, and amortization of net deferred loan origination costs on mortgage loans held for investments.

Pursuant to FASB Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), net loan origination fees and costs related to mortgage loans originated and held for investment are deferred and amortized to interest income.

The following table summarizes the components of interest income for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Interest earned on:
Loans held for investment	$63,701	$59,261	$4,440	$134,878	$100,865	$34,013
Loans held for sale	19,585	6,754	12,831	39,510	14,620	24,890
Overnight investments	1,301	520	781	2,341	740	1,601
Income from derivative financial instruments	15,883	4,629	11,254	29,518	7,258	22,260
Prepayment penalty fees on loans held for investment	6,767	4,856	1,911	14,282	6,740	7,542
Amortization of net deferred loan origination costs	(1,180)	(1,143)	(37)	(2,498)	(1,815)	(683)
Other	55	66	(11)	126	187	(61)
Total interest income	$106,112	$74,943	$31,169	$218,157	$128,595	$89,562

Interest income grew by $31.2 million, to $106.1 million, during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This was primarily due to increases of $12.8 million, $11.3 million, $4.4 million, $1.9 million and $0.8 million in interest earned on loans held for sale, income from derivative financial instruments, interest earned on our REIT portfolio of loans held for investment, prepayment penalty fees, and interest on overnight investments, respectively. The growth in interest on loans held for investment and loans held for sale was primarily due to higher balances in these portfolios during the three months ended June 30, 2006 compared to the same period a year ago. The income from derivative financial instruments primarily related to remittances to us from counterparties on in-the-money interest rate cap agreements used to hedge interest rate exposure on our REIT portfolio and related financings. The growth in prepayment penalty fees earned on early loan pay-offs was due to a higher average balance in our REIT portfolio during the three months ended June 30, 2006 compared to the three months ended June 30, 2005, and the seasoning of the portfolio since its inception in December 2004.

Interest income grew by $89.6 million, to $218.2 million, during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This was primarily due to increases of $34.0 million, $24.9 million, $22.3 million, $7.5 million, and $1.6 million in interest earned on our REIT portfolio of loans held for investment, interest earned on loans held for sale, income from derivative financial instruments, prepayment penalty fees, and interest on overnight investments, respectively. The growth in interest on loans held for investment and loans held for sale was primarily due to higher balances in these portfolios during the six months ended June 30, 2006 compared to the same period a year ago. The income from derivative financial instruments primarily related to remittances to us from counterparties on in-the-money interest rate cap agreements used to hedge interest rate exposure on our REIT portfolio and related financings. The growth in prepayment penalty fees earned on early loan pay-offs was due to a higher average balance in our REIT portfolio during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, and the seasoning of the portfolio since its inception in December 2004.

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

The following table summarizes the components of interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Interest incurred on:
Financings on loans held for investment	$48,238	$22,466	$25,772	$92,206	$34,637	$57,569
Revolving warehouse and repurchase facilities	15,550	9,860	5,690	34,605	17,638	16,967
Borrowings	38	—	38	108	44	64
Amortization of commitment fees, debt issuance costs, and debt discount	4,823	2,471	2,352	9,370	3,790	5,580
Mark to market (gain) loss on derivative financial instruments designed to hedge interest rate risk on financings of loans held for investment	9,499	11,495	(1,996)	14,685	1,963	12,722
Bank charges and other	119	154	(35)	240	290	(50)
Total interest expense	$78,267	$46,446	$31,821	$151,214	$58,362	$92,852

Interest expense grew by $31.8 million, to $78.3 million, during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This was primarily due to increases of $25.8 million, $5.7 million, and $2.4 million in interest incurred on financings on loans held for investment, interest incurred on revolving warehouse and repurchase facilities, and amortization of commitment fees, debt issuance costs and debt discount, respectively. This was partially offset by a decrease of $2.0 million in the negative mark to fair value on derivative financial instruments in place to hedge interest rate exposure on our financings of loans held for investment. The growth in interest on financings of loans held for investment was due to a higher borrowing balance and higher interest rates during the three months ended June 30, 2006 compared to the same period a year ago. The increase in interest on revolving warehouse and repurchase facilities was due to higher average borrowings and interest rates associated with our revolving warehouse and repurchase facilities used to fund loans held for sale and loans held for investment not yet securitized during the three months ended June 30, 2006 compared to the three-month period a year ago. The growth in amortization of commitment fees, debt issuance costs and debt discount was primarily due to increased debt issuance costs and debt discount related to higher financings on loans held for investment during the three months ended June 30, 2006 compared to the same period a year ago.

Interest expense grew by $92.9 million, to $151.2 million, during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This was primarily due to increases of $57.6 million, $17.0 million, $12.7 million, and $5.6 million in interest incurred on financings on loans held for investment, interest incurred on revolving warehouse and repurchase facilities, the increase in the negative mark to fair value on derivative financial instruments in place to hedge interest rate exposure on our financings of loans held for investment, and amortization of commitment fees, debt issuance costs and debt discount, respectively. The growth in interest on financings of loans held for investment was due to a higher borrowing balance and higher interest rates during the six months ended June 30, 2006 compared to the same period a year ago. The increase in interest on revolving warehouse and repurchase facilities was due to higher average borrowings and interest rates associated with our revolving warehouse and repurchase facilities used to fund loans held for sale and loans held for investment not yet securitized during the six months ended June 30, 2006 compared to the six-month period a year ago. The growth in amortization of commitment fees, debt issuance costs and debt discount was primarily due to increased debt issuance costs and debt discount related to higher financings on loans held for investment during the six months ended June 30, 2006 compared to the same period a year ago.

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

During the three and six months ended June 30, 2006, the provision for loan losses was $2.3 million and $14.9 million, respectively, compared to $11.9 million and $18.4 million during the three and six months ended June 30, 2005, respectively. The decrease in the provision for loan losses during the three and six months ended June 30, 2006 from the comparable periods a year ago resulted from management’s evaluation of delinquency levels and charge-off trends in the portfolio of loans held for investment coupled with management’s assessment of credit loss risk in the loans held for investment portfolio which has declined since December 31, 2005. During the three months ended June 30, 2006, we saw a decline in the rate at which loans were migrating into delinquency status compared to what we had previously assumed and we have begun to see early period delinquencies trend closer to expected levels than in prior periods. In addition, during the three months ended June 30, 2006, net charge-offs were below expected levels. Finally, the unpaid principal balance of the portfolio loans held for investment at June 30, 2006 was $3.4 billion, a $700.0 million decline from the $4.1 billion reported at December 31, 2005.

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

The following table summarizes the components of gain on sale of loans for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Gain on whole loan sales	$24,637	$7,060	$17,577	$34,498	$11,643	$22,855
Loan origination fees (costs), net	13,094	2,617	10,477	20,619	4,714	15,905
Provision for secondary market allowances	(15,095)	(4,016)	(11,079)	(26,349)	(4,801)	(21,548)
Other	(98)	(995)	897	(235)	(1,207)	972
Total gain on sale of loans	$22,538	$4,666	$17,872	$28,533	$10,349	$18,184

Gain on sale of loans grew by $17.9 million, to $22.5 million, during the three months ended June 30, 2006 from the comparable three-month period a year ago. This was primarily due increases of $17.6 million and $10.5 million in gain on sale from whole loan sale transactions and loan origination fees realized on loans sold, respectively, partially offset by a $11.1 million increase in the provision for secondary market allowances.

The growth in gain on whole loan sales was primarily due to a $400.0 million increase in whole loan sales from $1.1 billion, to $1.5 billion, during the three months ended June 30, 2006 compared to the same period a year ago. During the quarter ended June 30, 2006, we sold a larger percentage of our loan production into the secondary markets compared to the comparable quarter in 2005, when we were retaining a significant portion of our loan production to build our REIT portfolio of loans held for investment. The growth in loan origination fees was principally due to a higher percentage of retail loans originated and sold during the three months ended June 30, 2006 compared to the same period a year ago. The increase in the provision for secondary market allowances during the three months ended June 30, 2006 over the provision during the comparable period a year ago is due primarily to carrying higher balances of mortgage loans held for sale secured by second trust deeds which had lower valuations at June 30, 2006 when compared to a year ago.  In addition, at June 30, 2006, we carried higher levels of mortgage loans that were delinquent, had collateral deficiencies or had other attributes that affected their sale potential. To a lesser extent, the increase in the provision for secondary allowances was attributable to increased potential representation and warranty loss exposure as a consequence of having reverted to a pattern of selling a majority of our loan production in whole loan sales for cash during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 when the majority of our loan production was used to build our REIT portfolio of loans held for investment.

Gain on sale of loans grew by $18.2 million, to $28.5 million, during the six months ended June 30, 2006 from the comparable six-month period a year ago. This was primarily due increases of $22.9 million and $15.9 million in gain on sale from whole loan sale transactions and loan origination fees realized on loans sold, respectively, partially offset by a $21.5 million increase in the provision for secondary market allowances.

The growth in gain on whole loan sales was primarily due to an increase in whole loan sales of $700.0 million, from $2.3 billion, to $3.0 billion, during the six months ended June 30, 2006 compared to the same period a year ago. During the six months ended June 30, 2006, we sold a larger percentage of our loan production into the secondary markets compared to the comparable quarter in 2005, when we were retaining a significant portion of our loan production to build our REIT portfolio of loans held for investment. The growth in loan origination fees was principally due to a higher percentage of retail loans originated and sold during the six months ended June 30, 2006 compared to the same period a year ago. The increase in the provision for secondary market allowances during the six months ended June 30, 2006 over the provision during the comparable period a year ago is due primarily to carrying higher balances of mortgage loans held for sale secured by second trust deeds which had lower valuations at June 30, 2006 when compared to a year ago.  In addition, during the six months ended June 30, 2006 we carried higher levels of mortgage loans that were delinquent, had collateral deficiencies or had other attributes that affected their sale potential. To a lesser extent, the increase in the provision for secondary allowances was attributable to increased potential representation and warranty loss exposure as a consequence of having reverted to a pattern of selling a majority of our loan production in whole loan sales for cash during the six months ended June 30, 2006 as compared to the comparable period a year ago when the majority of our loan production was used to build our REIT portfolio of loans held for investment.

Loan Servicing.   Loan servicing revenue consists of late charges and other fees we earn in connection with our loan servicing activities. Loan servicing revenue also includes prepayment fees on loans held for sale. Loan servicing revenue grew by $1.2 million, to $2.5 million, during the three months ended June 30, 2006 from the three months ended June 30, 2005. This was primarily due to increases of $0.5 million and $0.8 million in late and prepayment fees, respectively, partially offset by an increase of $0.1 million in compensating interest for the three months ended June 30, 2006. Loan servicing revenue grew by $2.6 million, to $5.0 million, during the six months ended June 30, 2006 from the six months ended June 30, 2005. This was primarily due to increases of $1.3 million and $1.5 million in late and prepayment fees, respectively, partially offset by a decrease of $0.3 million in servicing fees and an increase of $0.1 million in compensating interest for the six months ended June 30, 2006.

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

The following table summarizes the components of personnel expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Compensation	$37,318	$38,162	$(844)	$80,375	$73,844	$6,531
Deferred loan origination costs	(18,600)	(19,434)	834	(39,749)	(36,054)	(3,695)
Medical and other benefits	2,496	2,016	480	5,226	4,727	499
Other	356	236	120	609	810	(201)
Total personnel expense	$21,570	$20,980	$590	$46,461	$43,327	$3,134

Personnel expense grew by $0.6 million to $21.6 million, during the three months ended June 30, 2006 from the comparable three-month period a year ago. This was principally due to a decrease of $0.8 million in deferred loan origination costs, a $0.5 million increase in medical and other benefits, and a $0.1 million increase in other personnel expense, partially offset by a $0.8 million decrease in compensation expense. The $0.8 million decrease in deferred personnel costs on mortgage loans originated was primarily due to the $540.9 million, or 55.6%, decline in wholesale production, which has a lower incremental personnel cost than retail production, partially offset by the $139.2 million, or 22.3%, growth in retail production, during the three months ended June 30, 2006 compared to the same period last year. The $0.5 million increase in medical and other benefits during the three months ended June 30, 2006 over the comparable period a year ago is primarily due to a $0.3 million increase in group insurance costs and a $0.2 million increase in the 401(k) company match. During the three months ended June 30, 2005, the forfeiture reserve was used to match employee contributions to the 401(k) plan. The $0.1 million increase in other personnel expense during the three months ended June 30, 2006 over the comparable period a year ago was primarily due to an increase in employee recruitment. The $0.8 million decrease in compensation expense resulted primarily from a $1.6 million decrease in commissions, bonuses and incentives, partially offset by a $0.5 million increase in compensation costs related to the issuance of restricted stock awards and a $0.2 million increase in overtime. The $1.6 million decrease in commissions, bonuses and incentives was primarily due to the $401.7 million, or 25.2%, decrease in total loan production during the three months ended June 30, 2006 when compared to the same three-month period a year ago, partially offset by a $0.2 million increase related to the activity in our loan closing subsidiary, AaRCS.

Personnel expense grew by $3.1 million, to $46.5 million, during the six months ended June 30, 2006 from the comparable six-month period a year ago. This was principally due to an increase of $6.5 million in compensation expense and a $0.5 million increase in medical and other benefits, partially offset by a $3.7 million increase in deferred loan origination costs and a $0.2 million decrease in other personnel expense. The $6.5 million growth in compensation expense resulted primarily from a $2.9 million increase in commissions, bonuses and incentives, together with a $0.9 million increase in management bonus incentives, a $1.4 million increase in salary expense and a $0.1 million charge for termination benefits related to the closure of two of our wholesale operating centers on March 31, 2006. In addition, compensation costs related to the issuance of restricted stock awards, payroll taxes and temporary help costs grew by $0.8 million, $0.2 million, and $0.3 million, respectively, during the six months ended

June 30, 2006 when compared to the same six month period a year ago. The $2.9 million growth in commissions, bonuses and incentives was primarily due to the $368.7 million, or 32.3%, increase in retail loan production during the six months ended June 30, 2006 when compared to the same six-month period a year ago, as well as to a $0.5 million increase related to the activity in our loan closing subsidiary, AaRCS. This was partially offset by the $566.6 million, or 31.2%, decrease in wholesale loan production during the six months ended June 30, 2006 when compared to the six-month period a year ago. The $3.7 million increase in deferred personnel costs on mortgage loans originated was primarily due to the change in the composition of loan production during the six months ended June 30, 2006. Production during the six months ended June 30, 2006 had a higher percentage of retail production, which has a higher incremental personnel cost, when compared to the mix of loans originated during the six months ended June 30, 2005, which was comprised of more wholesale production. The $0.2 million decline in other personnel expense during the six months ended June 30, 2006 from the comparable period a year ago was attributable to lower employee recruitment costs.

Production.   Production expense grew by $0.5 million, to $9.1 million, during the three months ended June 30, 2006 from the three months ended June 30, 2005. This was primarily due to an increase of $0.6 million in advertising costs.

Production expense, when expressed as a percentage of total loan origination volume, grew to 0.8% for the three months ended June 30, 2006 over 0.5% for the three months ended June 30, 2005, primarily due to a decrease in production volume while production expense increased during the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Production expense grew by $1.1 million, to $18.5 million, during the six months ended June 30, 2006 from the six months ended June 30, 2005. This was primarily due to an increase of $1.2 million in advertising costs.

Production expense, when expressed as a percentage of total loan origination volume, grew to 0.7% for the six months ended June 30, 2006 over 0.6% for the six months ended June 30, 2005, primarily due to a decrease in production volume while production expense increased during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

General and Administrative.   General and administrative expense declined by $2.3 million, to $12.7 million, during the three months ended June 30, 2006 from the three months ended June 30, 2005. This was primarily due to a $3.1 million decrease in legal expense, partially offset by a $0.2 million increase in professional fees.

During the three months ended June 30, 2006 and 2005, our rent payments totaled $2.8 million and $3.4 million, respectively, and we received total sublease payments of $0.3 million and $0.4 million, respectively.

General and administrative expense grew by $1.0 million, to $26.9 million, during the six months ended June 30, 2006 from the six months ended June 30, 2005. This was primarily due to a $2.5 million increase in occupancy expense, a $0.2 million increase in communication expense and a $0.4 million increase in professional fees, partially offset by a $3.2 million decrease in legal expense. Contributing to the growth in occupancy expense was a $0.7 million charge for the termination of the leases at two of our wholesale operating centers and a $1.5 million charge for the termination of the lease at our former headquarters location due to a change in its lease status.

During the six months ended June 30, 2006 and 2005, our rent payments totaled $7.8 million and $6.2 million, respectively, and we received total sublease payments of $0.6 million and $0.8 million, respectively.

Income Tax Provision (Benefit)

During the three months ended June 30, 2006 and 2005, we recorded an income tax provision of $0.04 million and $0.7 million, respectively. Our $0.04 million income tax provision for the three months ended June 30, 2006 differed from an expected federal income tax provision of $2.5 million calculated at the federal marginal tax rate of 35.0% primarily due to the $2.7 million benefit related to the non-taxability of the REIT earnings and the $0.1 million state tax benefit, partially offset by the $0.3 million provision resulting from the increase in the tax valuation allowance. Our $0.7 million income tax provision for the three months ended June 30, 2005 differed from an expected federal income tax benefit of $7.7 million calculated at the federal marginal tax rate of 35.0% primarily due to the $9.5 million provision resulting from the increase in the tax valuation allowance, partially offset by the $0.5 million benefit related to the non-taxability of the REIT earnings and the $0.7 million state tax benefit.

During the six months ended June 30, 2006 and 2005, we recorded an income tax provision of $0.06 million and $1.4 million, respectively. Our $0.06 million income tax provision for the six months ended June 30, 2006 differed from an expected federal income tax benefit of $2.2 million calculated at the federal marginal tax rate of 35.0% primarily due to the $8.5 million provision resulting from the increase in the tax valuation allowance, partially offset by the $5.3 million benefit related to the non-taxability of the REIT earnings and the $1.0 million state tax benefit. Our $1.4 million income tax provision for the six months ended June 30, 2005 differed from an expected federal income tax benefit of $7.7 million calculated at the federal marginal tax rate of 35.0% primarily due to the $19.4 million provision resulting from the increase in the tax valuation allowance, partially offset by the $8.9 million benefit related to the non-taxability of the REIT earnings and the $1.4 million state tax benefit.

MORTGAGE LOAN PORTFOLIO MANAGEMENT

On May 2, 2006, we securitized $611.5 million of mortgage loans through an on-balance sheet securitization. During the year ended December 31, 2005, we securitized $3.7 billion of mortgage loans through the completion of four on-balance sheet transactions, and during the year ended December 31, 2004, we securitized $1.2 billion of mortgage loans through the completion of one on-balance sheet transaction. These securitizations were structured as on-balance sheet securitizations for accounting purposes under SFAS 140. Prior to our reorganization, Aames Financial’s previous securitizations were structured as off-balance sheet securitizations for accounting purposes under SFAS 140. We expect net interest income from our REIT portfolio of mortgage loans to generate a substantial portion of our earnings.

The following table sets forth information regarding our on-balance sheet securitizations for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
On-balance sheet securitizations	$611,536	$1,158,029	$(546,493)	$611,536	$2,356,511	$(1,744,975)

We have not established a limit on the amount of leverage we may incur, but we expect our leverage to decline as our REIT portfolio continues to run off until the merger with Accredited is completed. Our current leverage is approximately 12.9 times the amount of our consolidated stockholders’ equity.

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

We attempt to mitigate a portion of this net interest margin variability during the first two years after loan origination primarily by purchasing derivative financial instruments referred to as interest rate cap agreements and to a much lesser extent, by entering interest rate swap agreements. We do not use formalized hedge accounting for our derivative financial instruments as set forth in generally accepted accounting principles in the United States. Instead, we are required to record the change in the value of the derivatives as a component of earnings even though they may reduce our interest risk. In times when short-term rates drop significantly, the value of our interest rate cap agreements and interest rate swap agreements will decrease; in times when short-term rates increase, the value of these agreements will increase. The interest rate cap agreements are designed to exchange the cost of our variable rate liabilities to fixed rates for the first two years of their estimated duration, thereby better matching our interest-earning hybrid/adjustable rate mortgage loans during the initial fixed rate period.

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

Leverage Policy

We employ a leverage strategy by securitizing existing mortgages in transactions that we believe will be treated as borrowings for accounting and tax purposes. We have not established a limit on the amount of leverage we may incur, but we expect our leverage to decline as our REIT portfolio continues to run off until the Merger with Accredited is completed. Our current leverage is approximately 12 times the amount of our consolidated stockholders’ equity.

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

The derivative financial instruments that we currently use are primarily interest rate cap agreements and, to a much lesser extent, interest rate swap agreements. These derivative financial instruments have an active secondary market and are intended to provide supplemental income and cash flow to offset potential reduced interest income and cash flow in certain interest rate environments. It is not our policy to use derivatives to speculate on interest rates. We report our derivative financial instruments on our consolidated balance sheet at their fair value with any changes in fair value reported as either a gain or loss to the consolidated statement of operations.

Financing Policy

We may raise funds through additional equity offerings, debt financings, retention of cash flow subject to Internal Revenue Code provisions regarding distribution requirements and taxability of undistributed REIT taxable income or a combination of these methods. In March 2006, we announced a corporate restructuring that would eliminate Aames Investment’s REIT status at the parent company level and also eliminate the requirement to distribute at least 90% of our earnings to public stockholders. We could therefore retain that capital for internal growth. However, after entering into the Merger Agreement, we determined that we would not pursue the restructuring strategy. If our Board of Directors decides to raise additional equity capital, it has the authority to issue additional common or preferred stock, in any manner and on terms it deems appropriate, up to the amount authorized in our articles of incorporation without stockholder approval.

On November 4, 2005, our Form S-3 self registration statement, filed for the purpose of selling our common stock, preferred stock, debt securities or other securities in one or more offerings up to an aggregate dollar amount of $500.0 million, was declared effective by the Securities and Exchange Commission. As part of the Form S-3 filing, we also registered 5.0 million shares of common stock issuable in connection with our Dividend Reinvestment and Direct Stock Purchase Plan. As a result of our pending Merger with Accredited, we currently do not intend to issue any securities under that S-3 Registration Statement.

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

MORTGAGE LOAN ORIGINATIONS

As of June 30, 2006 Aames Financial originated loans in 44 states through its retail and wholesale channels. On June 26, 2006, we announced the sale of our wholesale operations to Accredited, which was completed in July 2006. See “Recent Events—Sale of Aames’ Wholesale Operations to Accredited.” Its retail channel had a network of 76 retail branch offices directly serving borrowers throughout the United States. From time to time, depending on market conditions and attractiveness of terms, we may supplement our loan production by purchasing mortgage loans from secondary market sellers.

The following table shows our total loan production by retail and wholesale channels for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2006	2005	2006	2006	2005
Loans Funded:
Retail	$763,979	$624,816	$746,131	$1,510,110	$1,141,374
Wholesale	431,291	972,198	819,393	1,250,684	1,817,256
Total	$1,195,270	$1,597,014	$1,565,524	$2,760,794	$2,958,630
% of Total:
Retail	63.9%	39.1%	47.7%	54.7%	38.6%
Wholesale	36.1%	60.9%	52.3%	45.3%	61.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Total Loan Production

The following table presents certain information about our loan production at or for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2006	2005	2006	2006	2005
Retail Production:
Total dollar amount (in thousands)	$763,979	$624,816	$746,131	$1,510,110	$1,141,374
Number of loans	5,026	4,315	4,814	9,840	8,033
Average loan amount	$152,005	$144,801	$154,992	$153,466	$142,086
Average initial LTV	74.78%	76.33%	74.44%	74.61%	76.12%
Weighted average interest rate(2)	8.69%	7.37%	8.13%	8.41%	7.44%
Retail branch offices at period end	76	84	76	76	84
Wholesale Production(1):
Total dollar amount (in thousands)	$431,291	$972,198	$819,393	$1,250,684	$1,817,256
Number of loans	3,141	6,830	5,702	8,843	12,858
Average loan amount	$137,310	$142,342	$143,703	$141,432	$141,333
Average initial LTV	80.98%	80.38%	82.06%	81.69%	80.79%
Weighted average interest rate(2)	8.77%	7.66%	8.63%	8.68%	7.63%
Regional wholesale operations centers at period end	1	4	3	1	4
Total Production:
Total dollar amount (in thousands)	$1,195,270	$1,597,014	$1,565,524	$2,760,794	$2,958,630
Number of loans	8,167	11,145	10,516	18,683	20,891
Average loan amount	$146,354	$143,294	$148,871	$147,770	$141,622
Average initial LTV	77.02%	78.79%	78.43%	77.82%	78.98%
Weighted average interest rate(2)	8.72%	7.55%	8.39%	8.53%	7.56%

        (1) From 1996 through July 2006, we originated loans through a wholesale channel which was sold to Accredited in July 2006.

        (2) Calculated with respect to the interest rate at the time we originated or purchased the mortgage loan.

The following table presents changes in total production, number of loans, and average loan amount for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 206		June 30, 206		June 30,
	vs June 30, 2005		vs March 31, 2006		2006 vs. 2005
	Amount	%	Amount	%	Amount	%
	(in thousands)
Increase (Decrease) in Total Production:
Retail	$139,163	22.3%	$17,848	2.4%	$368,736	32.3%
Wholesale	(540,907)	(55.6)%	(388,102)	(47.4)%	(566,572)	(31.2)%
Total	$(401,744)	(25.2)%	$(370,254)	(23.7)%	$(197,836)	(6.7)%
Increase (Decrease) in Number of Loans:
Retail	711	16.5%	212	4.4%	1,807	22.5%
Wholesale	(3,689)	(54.0)%	(2,561)	(44.9)%	(4,015)	(31.2)%
Total	(2,978)	(26.7)%	(2,349)	(22.3)%	(2,208)	(10.6)%
Increase (Decrease) in Average Loan Amount:
Retail	$7,204	5.0%	$(2,987)	(1.9)%	$11,381	8.0%
Wholesale	(5,032)	(3.5)%	(6,393)	(4.4)%	99	0.1%
Total	3,059	2.1%	(2,517)	(1.7)%	6,148	4.3%

Total loan production during the three months ended June 30, 2006 declined by $370.3 million, or 23.7%, to $1.2 billion from the $1.6 billion for the three months ended March 31, 2006, and declined by $401.7 million, or 25.2%, from $1.6 billion for the three months ended June 30, 2005. The $370.3 million decline during the three months ended June 30, 2006 compared to the three months ended March 31, 2006 was primarily due to a decrease of 2,349, or 22.3%, in the number of loans originated, as well as to a decrease of $2,517, or 1.7%, in the average loan amount originated. The $401.7 million decline during the three months ended June 30, 2006 compared to the same period a year ago was due to a decrease of 2,978, or 26.7%, in the number of loans originated, partially offset by an increase of $3,059, or 2.1%, in the average loan amount originated. The overall decline in loan production for the three months ended June 30, 2006 from the prior three-month period ended March 31, 2006 was primarily due to competitive pressures in the marketplace due to increases in short-term interest rates, and the elimination of certain 80% LTV first lien and simultaneous 20% LTV second lien (100% combined LTV) purchase money loans for borrowers with lower credit scores and stated income which negatively impacted our loan production, especially in wholesale, for the three months ended June 30, 2006.

Total loan production during the six months ended June 30, 2006 declined by $197.8 million, or 6.7%, to $2.8 billion from the $3.0 billion for the six months ended June 30, 2005. This decline was due to a decrease of 2,208, or 10.6%, in the number of loans originated, partially offset by an increase of $6,148, or 4.3%, in the average loan amount originated.

Total retail production during the three months ended June 30, 2006 grew by $17.8 million, or 2.4%, to $764.0 million over the $746.1 million for the three months ended March 31, 2006, and grew by $139.2 million, or 22.3%, over $624.8 million for the three months ended June 30, 2005. The $17.8 million growth during the three months ended June 30, 2006 compared to the three months ended March 31, 2006 was due to an increase of 212, or 4.4%, in the number of loans originated, partially offset by a decrease of $2,987, or 1.9%, in the average loan amount originated. The $139.2 million growth during the three months ended June 30, 2006 compared to the same period a year ago was principally due to an increase of

711, or 16.5%, in the number of loans originated, coupled with an increase of $7,204, or 5.0%, in the average loan amount originated.

Total retail production during the six months ended June 30, 2006 grew by $368.7 million, or 32.3%, to $1.5 billion over the $1.1 billion for the six months ended June 30, 2005.  This growth was principally due to an increase of 1,807, or 22.5%, in the number of loans originated, coupled with an increase of $11,381, or 8.0%, in the average loan amount originated.

Total wholesale production during the three months ended June 30, 2006 declined by $388.1 million, or 47.4%, to $431.3 million from the $819.3 million for the three months ended March 31, 2006, and declined by $540.9 million, or 55.6%, from $972.2 million for the three months ended June 30, 2005. The $388.1 million decline during the three months ended June 30, 2006 compared to the three months ended March 31, 2006 was primarily due to a decrease of 2,561, or 44.9%, in the number of loans originated, coupled with a $6,393, or 4.4%, decline in average loan amount originated. The $540.9 million decline during the three months ended June 30, 2006 compared to the same period a year ago was principally due to a decrease of 3,689, or 54.0%, in the number of loans originated, coupled with a decrease of $5,032, or 3.5%, in the average loan amount originated.

Total wholesale production during the six months ended June 30, 2006 declined by $566.6 million, or 31.2%, to $1.3 billion from the $1.8 billion for the six months ended June 30, 2005. This decline was due to a decrease of 4,015, or 31.2%, in the number of loans originated.

The following tables summarize certain information about our loan production by purpose and property type for the periods indicated (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Purpose	2006	2005	2006	2006	2005
Loans Funded:
Cash-out refinance	$790,093	$900,379	$950,589	$1,740,682	$1,699,747
Purchase money	344,458	645,301	559,527	903,985	1,164,929
Rate/term refinance	60,719	51,334	55,408	116,127	93,954
Total	$1,195,270	$1,597,014	$1,565,524	$2,760,794	$2,958,630
% of Total:
Cash-out refinance	66.1%	56.4%	60.7%	63.1%	57.4%
Purchase money	28.8%	40.4%	35.8%	32.7%	39.4%
Rate/term refinance	5.1%	3.2%	3.5%	4.2%	3.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

A majority of our purchase money loan originations was originated through our wholesale channel. As a result of the sale of our wholesale business to Accredited, we expect the dollar volume and percentage of our purchase money mortgage loans to decrease in the coming quarters to under 10%.

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Property Type	2006	2005	2006	2006	2005
Loans Funded:
Single-family residence	$1,064,357	$1,399,906	$1,359,045	$2,423,402	$2,594,833
Multi-family residence	64,715	114,499	106,542	171,257	208,898
Condominiums	66,198	82,609	99,937	166,135	154,899
Total	$1,195,270	$1,597,014	$1,565,524	$2,760,794	$2,958,630
% of Total:
Single-family residence	89.1%	87.6%	86.8%	87.8%	87.7%
Multi-family residence	5.4%	7.2%	6.8%	6.2%	7.1%
Condominiums	5.5%	5.2%	6.4%	6.0%	5.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables show our loan production by geographic region (i.e., state of mortgage property) for the periods indicated (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2006	2005	2006	2006	2005
Loans Funded:
California	$215,895	$439,308	$322,733	$538,628	$812,230
Florida	313,855	372,851	424,039	737,894	669,702
New York	109,071	94,357	121,819	230,890	187,915
Texas	120,378	136,411	130,170	250,548	247,803
Other Western States (AZ, CO, HI, ID, MT, NV, NM, OR, UT, WA, WY)	113,108	128,581	133,245	246,353	267,872
Midwestern States (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	65,684	101,325	84,691	150,375	196,551
Other Northeastern States (CT, DE, ME, MD, MA, NH, NJ, PA, RI)	164,407	177,435	199,534	363,941	323,288
Other Southeastern States (AR, GA, KY, LA, MS, NC, OK, TN, VA, WV)	92,872	146,746	149,293	242,165	253,269
Total	$1,195,270	$1,597,014	$1,565,524	2,760,794	$2,958,630

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2006	2005	2006	2006	2005
% of Total:
California	18.1%	27.5%	20.6%	19.5%	27.5%
Florida	26.2%	23.4%	27.1%	26.7%	22.6%
New York	9.1%	5.9%	7.8%	8.4%	6.4%
Texas	10.1%	8.5%	8.3%	9.1%	8.4%
Other Western States (AZ, CO, HI, ID, MT, NV, NM, OR, UT, WA, WY)	9.5%	8.1%	8.5%	8.9%	9.1%
Midwestern States (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	5.5%	6.3%	5.4%	5.4%	6.6%
Other Northeastern States (CT, DE, ME, MD, MA, NH, NJ, PA, RI)	13.7%	11.1%	12.8%	13.2%	10.9%
Other Southeastern States (AR, GA, KY, LA, MS, NC, OK, TN, VA, WV)	7.8%	9.2%	9.5%	8.8%	8.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables summarize certain information by loan product about our loan production for the periods indicated (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2006	2005	2006	2006	2005
Loans Funded:
Hybrid:
Traditional	$459,747	$976,427	$688,062	1,147,809	$1,923,946
Interest Only	11,947	190,110	30,131	42,078	338,918
40/30	489,974	38,190	540,549	1,030,523	38,190
	961,668	1,204,727	1,258,742	2,220,410	2,301,054
Fixed rate:
Traditional	216,924	392,287	279,316	496,240	657,576
40/30	16,678	—	27,466	44,144	—
	233,602	392,287	306,782	540,384	657,576
Total	$1,195,270	$1,597,014	$1,565,524	2,760,794	$2,958,630

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2006	2005	2006	2006	2005
% of Total:
Hybrid:
Traditional	38.5%	61.1%	44.0%	41.6%	65.0%
Interest Only	1.0%	11.9%	1.9%	1.5%	11.5%
40/30	41.0%	2.4%	34.5%	37.3%	1.3%
	80.5%	75.4%	80.4%	80.4%	77.8%
Fixed rate:
Traditional	18.1%	24.6%	17.8%	18.0%	22.2%
40/30	1.4%	0.0%	1.8%	1.6%	0.0%
	19.5%	24.6%	19.6%	19.6%	22.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION

The following tables set forth our loan production under Super Aim guidelines for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2006
				Weighted	Weighted
			Average	Average	Average
	Loans	% of	Credit	Interest	Loan-to-Value
	Funded	Total	Score	Rate(1)	Ratio
Credit Grade:
A+	$877,927	73%	625	8.5%	78%
A	158,041	13%	587	8.7%	75%
A-	63,346	5%	567	9.5%	74%
B	58,623	5%	552	10.2%	73%
C	30,529	3%	545	10.5%	70%
C-	6,804	1%	543	11.5%	64%
Total	$1,195,270	100%	611	8.7%	77%

	Three Months Ended June 30, 2005
				Weighted	Weighted
			Average	Average	Average
	Loans	% of	Credit	Interest	Loan-to-Value
	Funded	Total	Score	Rate(1)	Ratio
Credit Grade:
A+	$1,209,249	76%	629	7.5%	81%
A	205,063	13%	625	7.1%	72%
A-	57,317	4%	566	8.1%	76%
B	82,829	5%	560	8.5%	76%
C	35,445	2%	553	9.1%	70%
C-	7,111	0%	536	10.6%	66%
Total	$1,597,014	100%	620	7.6%	79%

	Six Months Ended June 30, 2006
				Weighted	Weighted
			Average	Average	Average
	Loans	% of	Credit	Interest	Loan-to-Value
	Funded	Total	Score	Rate(1)	Ratio
Credit Grade:
A+	$2,093,564	76%	625	8.3%	79%
A	322,436	12%	588	8.6%	76%
A-	131,999	5%	566	9.2%	74%
B	133,372	5%	554	9.9%	74%
C	63,024	2%	543	10.3%	69%
C-	16,399	1%	542	11.2%	64%
Total	$2,760,794	100%	612	8.5%	78%

	Six Months Ended June 30, 2005
				Weighted	Weighted
			Average	Average	Average
	Loans	% of	Credit	Interest	Loan-to-Value
	Funded	Total	Score	Rate(1)	Ratio
Credit Grade:
A+	$2,254,464	76%	628	7.4%	81%
A	340,386	12%	609	7.3%	74%
A-	114,982	4%	561	8.0%	76%
B	159,407	5%	559	8.5%	76%
C	72,978	2%	552	9.0%	70%
C-	16,413	1%	544	10.5%	65%
Total	$2,958,630	100%	617	7.6%	79%

  (1) Calculated with respect to the interest rate at the time the mortgage loan was originated or purchased.

The following tables present certain information about our loan production by credit score range for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2006
			Weighted	Weighted
			Average	Average
	Loans	% of	Interest	Loan-to-Value
	Funded	Total	Rate(1)	Ratio
Credit Score Range:
Above 700	$65,767	6%	8.1%	78%
661-700	144,752	12%	8.1%	78%
621-660	326,466	27%	8.4%	78%
581-620	321,204	27%	8.6%	78%
541-580	180,850	15%	9.2%	74%
540 and below	155,869	13%	10.0%	73%
Not available	362	NM	8.8%	75%
Total	$1,195,270	100%	8.7%	77%

	Three Months Ended June 30, 2005
			Weighted	Weighted
			Average	Average
	Loans	% of	Interest	Loan-to-Value
	Funded	Total	Rate(1)	Ratio
Credit Score Range:
Above 700	$140,071	8%	6.6%	73%
661-700	218,264	14%	7.0%	79%
621-660	426,012	27%	7.3%	81%
581-620	428,174	27%	7.6%	80%
541-580	226,715	14%	8.1%	79%
540 and below	154,924	10%	8.8%	74%
Not available	2,854	NM	8.0%	72%
Total	$1,597,014	100%	7.6%	79%

	Six Months Ended June 30, 2006
			Weighted	Weighted
		Average	Weighted	Weighted
	Loans	% of	Interest	Loan-to-Value
	Funded	Total	Rate(1)	Ratio
Credit Score Range:
Above 700	$158,813	6%	7.9%	79%
661-700	335,397	12%	8.0%	79%
621-660	759,266	28%	8.3%	79%
581-620	747,250	27%	8.4%	79%
541-580	417,667	15%	9.0%	76%
540 and below	341,318	12%	9.6%	73%
Not available	1,083	NM	8.9%	80%
Total	$2,760,794	100%	8.5%	78%

	Six Months Ended June 30, 2005
			Weighted	Weighted
			Average	Average
	Loans	% of	Interest	Loan-to-Value
	Funded	Total	Rate(1)	Ratio
Credit Score Range:
Above 700	$228,556	8%	6.8%	75%
661-700	394,716	13%	7.0%	79%
621-660	797,235	27%	7.3%	81%
581-620	758,084	26%	7.5%	80%
541-580	457,191	15%	8.1%	79%
540 and below	318,830	11%	8.7%	74%
Not available	4,018	NM	8.1%	76%
Total	$2,958,630	100%	7.6%	79%

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

The following table sets forth information regarding our whole loan sales to third parties for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase (Decrease)
	2006	2005	Amount	%
Whole loan sales	$1,488,719	$410,714	$1,078,005	262.5%

	Six Months Ended
	June 30,		Increase (Decrease)
	2006	2005	Amount	%
Whole loan sales	$2,983,567	$731,352	$2,252,215	308.0%

Our whole loan sales to third parties during the three months ended June 30, 2006 increased by $1.1 billion, or 262.5%, to $1.5 billion over $410.7 million during the comparable three-month period a year ago. Our whole loan sales to third parties during the six months ended June 30, 2006 increased by $2.3 billion, or 308.0%, to $3.0 billion over $731.4 million during the comparable six-month period a year ago. We achieved our targeted REIT portfolio leverage ratio during the third quarter of 2005 and since then have sold a larger percentage of our production into the secondary markets compared to the first two quarters of 2005, when we retained the majority of our loan production to build our REIT portfolio of loans held for investment. In addition, since announcing the proposed Merger with Accredited, we no longer retain mortgage loans for our REIT portfolio and sell all of our loan production in the secondary markets.

MORTGAGE LOAN SERVICING

We currently have in place a subprime mortgage loan servicing team with over 100 servicing employees and a scalable servicing platform. We have a servicing portfolio, including loans held for investment and loans held for sale, of approximately $5.0 billion at June 30, 2006. Aames Financial’s servicing platform has received a SQ3 rating from Moody’s and an RPS3-Rating from Fitch.

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

The following table sets forth information regarding our servicing portfolio as of the dates indicated (dollars in thousands):

	June 30, 2006	December 31, 2005
Mortgage loans serviced:
Loans held for investment	$3,425,581	$4,077,448
Loans serviced on an interim basis	1,433,887	1,926,876
Loans subserviced for others on a long-term basis	79,094	92,213
Total serviced in-house	4,938,562	6,096,537
Loans held for investment subserviced by others	48,151	50,202
Total servicing portfolio	$4,986,713	$6,146,739
Percentage serviced in-house	99.0%	99.2%

Our total loan servicing portfolio at June 30, 2006 declined by $1.2 billion, to $5.0 billion, from $6.1 billion at December 31, 2005, due primarily to decreases of $651.9 million and $493.0 million in servicing of loans held for investment and loans serviced on an interim basis, respectively. The decline in loans held for investment represents portfolio run-off, while the decline in loans serviced on an interim basis reflects the decrease in loans sold but not yet transferred to new servicers by whole loan buyers.

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

Set forth below are our delinquency rates compared to delinquency rates for subprime mortgage loans (seasonally adjusted) and all mortgage loans (seasonally adjusted) according to the National Delinquency Survey of the Mortgage Bankers Association of America as of the dates indicated:

	June 30, 2006	March 31, 2006	December 31, 2005
Aames Investment	8.2%	6.2%	5.4%
Subprime Mortgage Loans	NYA	11.5%	11.6%
All Mortgage Loans	NYA	4.4%	4.7%

NYA = Not yet announced

The following table sets forth delinquency information relating to our servicing portfolio as of the dates indicated (dollars in thousands):

	June 30, 2006	December 31, 2005
Percentage of dollar amount of delinquent loans serviced (period end)(1)(2):
One month	2.8%	1.9%
Two months	0.8%	0.9%
Three or more months
Not foreclosed(3)	4.0%	2.5%
Foreclosed(4)	0.6%	0.1%
Total	8.2%	5.4%
Percentage of total dollar amount of delinquent loans in:
Loans held for investment	9.9%	7.0%
Loans serviced on an interim basis	4.5%	2.0%
Loans subserviced for others on a long-term basis	8.7%	8.9%

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

The following table summarizes the unpaid principal balance of delinquent loans as of the dates indicated in the total servicing portfolio (in thousands):

	June 30, 2006	December 31, 2005
Loans held for investment	$340,052	$287,348
Loans serviced on an interim basis	65,265	38,437
Loans subserviced for others on a long-term basis	6,891	8,225
Total	$412,208	$334,010

Delinquent loans, by principal balance of the total servicing portfolio, grew to $412.2 million at June 30, 2006 from $334.0 million at December 31, 2005. The delinquency rate at June 30, 2006 was 8.2% compared to 5.4% at December 31, 2005. This increase in the delinquency rate was primarily due to an increase in the delinquency rate on our on-balance sheet REIT portfolio of mortgage, as well as to the growth in delinquencies in loans serviced on an interim basis. We expect the delinquency rate to increase in future periods due to the seasoning of our REIT portfolio.

The following table sets forth foreclosure and loss information relating to our servicing portfolio for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2006	2005
Percentage of dollar amount of loans foreclosed during the period to loans serviced (period end)(1)(2)	0.6%	0.1%
Number of loans foreclosed during the period	214	83
Principal amount of loans foreclosed during the period	$30,064	$6,284
Number of loans liquidated during the period	156	151
Net losses on liquidations during the period from(3):
Loans held for investment	$3,028	$42
Loans serviced on an interim basis	2,737	2,646
Loans subserviced for others on a long-term basis	—	19
Loans in off-balance sheet securitization trusts serviced in-house	—	2,850
Total	$5,765	$5,557
Percentage of annualized losses to servicing portfolio(1)(2)	0.2%	0.2%
Servicing portfolio at period end	$4,987,000	$4,482,000

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

During the six months ended June 30, 2006, net losses on loan liquidations increased $0.1 million to $5.7 million, from $5.6 million during the comparable six-month period during 2005. Of the $5.7 million of net losses on loan liquidations during the six months ended June 30, 2006, $3.0 million and $2.7 million related to mortgage loans held for investment and mortgage loans held for sale, respectively. We expect net losses on loan liquidations to increase in future periods once our on-balance sheet REIT portfolio of mortgage loans becomes more seasoned and fewer new loans are added to the REIT portfolio.

FINANCIAL CONDITION

The following table presents changes in balance sheet account balances as of the dates indicated (in thousands):

	June 30, 2006	December 31, 2005	Increase (Decrease)
Loans held for sale, at lower of cost or market	$607,037	$951,177	$(344,140)
Loans held for investment, net	3,398,074	4,085,536	(687,462)
Advances and other receivables, net	38,377	39,591	(1,214)
Equipment and improvements, net	10,987	10,810	177
Prepaid expenses and other assets	47,556	30,713	16,843
Derivative financial instruments, at estimated fair value	42,927	58,147	(15,220)
Financings on loans held for investment	3,398,459	3,623,188	(224,729)
Revolving warehouse and repurchase facilities	578,908	1,341,683	(762,775)
Borrowings	—	16,487	(16,487)

Loans Held for Sale.   Loans held for sale decreased by $344.1 million to $607.0 million, during the six months ended June 30, 2006, primarily due to total loan sales and transfers of mortgage loans held for sale to mortgage loans held for investment exceeding total loan originations.

Loans Held for Investment, Net.   Loans held for investment, net, declined by $687.5 million, to $3.4 billion, during the six months ended June 30, 2006, and was primarily due to portfolio run-off. At June 30, 2006, the portfolio of loans held for investment was comprised of $3.4 billion and $23.5 million of loans securitized and loans not yet securitized, respectively. In comparison, at December 31, 2005, the portfolio of loans held for investment was comprised of $3.7 billion and $461.5 million of loans securitized and loans not yet securitized, respectively.

Loans held for investment at June 30, 2006 and December 31, 2005 were net of a $52.2 million and $43.4 million allowance for loan losses, respectively. During the six months ended June 30, 2006, we recorded a provision for loan losses of $14.9 million and net charge-offs of $6.1 million. We expect net charge-offs on loan liquidations to increase in future periods as the loans in the held for investment portfolio become more seasoned.

Advances and Other Receivables.   Advances and other receivables are comprised of interest and servicing advances, servicing and miscellaneous fees, accrued interest receivable and other miscellaneous receivables. The level of servicing advances, in any given period, depends upon portfolio delinquencies, the level of real estate owned and loans in the process of foreclosure, and the timing and remittance of cash collections on mortgage loans in the portfolio. We fund advances on a recurring basis not otherwise covered by our financing arrangements that we have in place from time to time and recover those advances on a periodic basis.A

Advances and other receivables declined by $1.2 million, to $38.4 million, during the six months ended June 30, 2006. At June 30, 2006 and December 31, 2005, advances and other receivables were net of an advance receivable allowance of $1.2 million and $1.9 million, respectively. The decline in advances and other receivables was due primarily to a decrease of $5.5 million in accrued interest and other receivables, partially offset by increases of $2.8 million and $1.8 million in interest and servicing advances and vendor receivables, respectively.

The $5.5 million decrease in accrued interest and other receivables was primarily due to a $5.2 million decline in accrued interest receivable related to the decrease in the balance of loans held for investment, coupled with a $0.8 million decrease in accrued interest receivable related to the decline in loans held for sale, partially offset by a $0.4 million increase in amounts due from counterparties. The $2.8 million growth in interest and servicing advances was primarily due to the seasoning of our REIT portfolio and the related increase in delinquencies.

Equipment and Improvements, Net.   Equipment and improvements, net, declined by $0.2 million, to $11.0 million, during the six months ended June 30, 2006, reflecting the capitalization of new equipment and improvement acquisitions outpacing depreciation and amortization.

Prepaid Expenses and Other Assets.   Prepaid expenses and other assets grew by $16.8 million, to $47.6 million, during the six months ended June 30, 2006. This was primarily due to increases of $18.8 million and $2.0 million in real estate owned and prepaids, security deposits and other deferred charges, respectively, partially offset by decreases of $2.0 million, $1.5 million, and $0.5 million in licensing, permit and performance bond deposits, defunded loans, and unamortized debt issuance costs, respectively.

Derivative Financial Instruments.   We use derivative financial instruments to hedge interest rate risk exposure to our portfolio of mortgage loans held for investment and related financings. At June 30, 2006, we had derivative financial instruments with notional amounts of $6.5 billion, of which $5.9 billion and $0.6 billion of such derivative financial instruments were interest rate cap agreements and interest rate swap agreements, respectively. In comparison, we had $6.9 billion of notional amounts comprised wholly of interest rate cap agreements at December 31, 2005. The Company entered into an interest rate swap agreement with an amortizing notional amount in connection with the on-balance sheet securitization completed in May 2006. Under the terms of the agreement, the Company pays interest at a fixed rate of 5.36% and receives interest at a floating rate based on LIBOR.

We carry our derivative financial instruments at estimated fair value, which at June 30, 2006 was $42.9 million compared to $58.1 million at December 31, 2005. Included in interest expense during the six months ended June 30, 2006 was a $15.2 million charge related to the negative mark to fair value of our interest rate cap agreements and interest rate swap agreements at June 30, 2006. Included in interest expense for the six months ended June 30, 2005 was a $2.0 million charge related to the negative mark to fair value of our interest rate cap agreements at June 30, 2005.

Financings on Loans Held for Investment.   Amounts outstanding under our financings on loans held for investment declined by $224.7 million, to $3.4 billion, during the six months ended June 30, 2006, primarily due to $847.8 million of principal repayments, partially offset by the issuance of $618.3 million of financings, excluding the amortization of debt discount.

Revolving Warehouse and Repurchase Facilities.   Amounts outstanding under revolving warehouse and repurchase facilities decreased by $762.8 million, to $578.9 billion, during the six months ended June 30, 2006, primarily as a result of decreased reliance on the facilities to fund loans held for sale and loans held for investment prior to their securitization. Proceeds from whole loan sales and securitizations are used first to reduce balances outstanding under our revolving warehouse and repurchase facilities, and then used to satisfy corporate operating requirements.

Borrowings.   At June 30, 2006, we had no borrowings outstanding under our short-term collateral financing facility compared to $16.5 million at December 31, 2005. At December 31, 2005, we pledged $35.6 million of our retained bonds resulting from our securitization of loans as collateral for this facility. During January 2006, we elected to issue certain of these retained bonds and used the proceeds from the issuance to pay down $15.2 million of borrowings under the facility.

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

•       the funding of mortgage loan originations and purchases prior to their sale;

•       interest and principal payments on financings on loans held for investment;

•       interest and principal payments and liquidity requirements under our revolving warehouse and repurchase facilities and other borrowings;

•       advances in connection with our servicing portfolio;

•       overcollateralization requirements in connection with on-balance sheet securitizations;

•       fees, expenses and hedging costs, if any, incurred in connection with the sale of loans; and

•       ongoing administrative, operating, and tax expenses.

Liquidity.   At June 30, 2006, we had net operating liquidity of approximately $83.4 million, which consisted of approximately $50.0 million of unrestricted cash and cash equivalents, $25.0 million of drawing capacity under a revolving line of credit facility, $1.3 million of drawing capacity under a short-term collateralized financing facility, and approximately $7.1 million of cash that could be immediately raised through the pledging of unencumbered and eligible loans held for sale as collateral pursuant to committed revolving warehouse and repurchase facilities. We currently believe that our net operating liquidity level is sufficient to satisfy our operating requirements.

If our access to warehouse lines, working capital, or whole loan markets is restricted, we may have to seek additional equity. There can be no assurance that sufficient sources of liquidity will be available to us at any given time or that favorable terms will be available. If we are unable to maintain sufficient liquidity, we would be restricted in the amount of loans that we will be able to produce and sell, which would negatively impact profitability and jeopardize our ability to continue to operate as a going concern.

Fundings from Revolving Warehouse and Repurchase Facilities.   We borrow substantial sums of cash on a regular basis to originate mortgage loans and to hold loans in our REIT portfolio. Therefore, we rely on revolving warehouse and repurchase facilities to finance the origination and holding of mortgage loans prior to sale. At June 30, 2006, we had total revolving warehouse and repurchase facilities in the amount of $2.6 billion, of which $2.5 billion and $0.1 billion were committed and uncommitted, respectively. At June 30, 2006, amounts outstanding under our facilities totaled $578.9 million, leaving us with $2.0 billion of available committed borrowing capacity under the facilities. Because of our decreased needs for revolving warehouse and repurchase facilities due to the sale of our wholesale operations in July, 2006, we did not renew the $100.0 million facility that expired on July 31, 2006, reducing our total revolving warehouse and repurchase facilities to $2.5 billion, of which $2.4 billion and $0.1 billion were committed and uncommitted, respectively. Moreover, the committed $500.0 million facility that expired on August 4, 2006 was renewed on an uncommitted basis until October 31, 2006. The remaining $2.5 billion of total revolving warehouse and repurchase facilities are scheduled to mature as follows: $300.0 million on September 29, 2006; $500.0 million on October 31, 2006; $500.0 million on December 1, 2006; $500.0 million January 17, 2007; and $700.0 million on April 3, 2007. Pending the Merger with Accredited, we do not expect to renew the $300.0 million facility which expires on September 29, 2006.

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

Although our actual debt to equity ratio may vary from time to time depending on market conditions and other factors that our management and Board of Directors deem relevant, in general, our credit facilities limit our total debt-to-equity ratio to a level of 20.0 to 1.0. However, each of our credit facility lenders disregards nonrecourse financing, including the bonds underlying our on-balance sheet securitizations, in computing our adjusted leverage ratio which is limited to 7.0 to 1.0. We were in compliance with the ratios at June 30, 2006.

Fundings from Financings on Loans Held for Investment.   Our ability to generate fundings from on-balance sheet securitization financings on loans held for investment is necessary to generate cash proceeds to pay down our revolving warehouse and repurchase facilities, which fund loans held for investment prior to their on-balance sheet securitization. During the six months ended June 30, 2006, we completed an on-balance sheet transaction resulting in the securitization of $608.9 million of mortgage loans. During the year ended December 31, 2005, we completed four on-balance sheet transactions resulting in the securitization of $3.7 billion of mortgage loans.

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

During the six months ended June 30, 2006, we sold $1.5 billion of mortgage loans in whole loan sales for cash to the secondary market, an increase of $1.1 billion over the $410.7 million of whole loan sales during the six months ended June 30, 2005. We achieved our targeted REIT portfolio leverage ratio during the third quarter of 2005 and since then have been selling a larger percentage of our production into the secondary markets compared to the first two quarters of 2005, when we retained a majority of our loan production to build a REIT portfolio of loans held for investment. In addition, since announcing the proposed merger with Accredited, we no longer retain mortgage loans for our REIT portfolio and sell all of our loan production in the secondary markets.

Proceeds from Monetization of Retained Mortgage-Backed Bonds from Our On-Balance Sheet Securitizations.   At June 30, 2006, we were party to a revolving short-term collateralized financing facility pursuant to which $4.1 million at par value of retained bonds was pledged as collateral. There were no amounts outstanding under the facility at June 30, 2006.

Proceeds from Revolving Line of Credit Facility.   During March 2006, we entered into a revolving line of credit agreement with a commercial bank. Under the terms of the agreement, we can borrow up to $25.0 million at an interest rate of one-month LIBOR plus 175 basis points. The facility is secured by all of our corporate assets, excluding loans pledged under our revolving warehouse and repurchase facilities and retained bonds pledged under our short-term collateral financing facility. The agreement expires in March 2007. At June 30, 2006, we had not borrowed under this facility.

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

Cash Flow.   The following summarizes our material cash flow activities during the six months ended June 30, 2006 and 2005.

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

During the six months ended June 30, 2006, our net cash provided by operating activities grew by $234.0 million, to $354.2 million, from the $120.2 million of net cash provided by operating activities during the six months ended June 30, 2005. This was primarily due to a $239.6 million decrease in cash used to fund originations of loans held for sale, net of proceeds from loan sales, as well as to a $17.0 million decrease in net loss, partially offset by a $22.6 million change in other operating items.

During the six months ended June 30, 2006, our net cash provided by investing activities grew by $2.8 billion, to $670.4 million, from $2.2 billion of cash used during the comparable six-month period during 2005. This was primarily attributable to a reduction in transfers from loans held for sale to our REIT portfolio of loans held for investment as well as principal payments received on our REIT portfolio.

During the six months ended June 30, 2006, our net cash used in financing activities grew by $3.2 billion, to $1.0 billion, over the $2.1 billion of cash provided during the six months ended June 30, 2005. This was primarily attributable to a $1.4 billion decline in proceeds from issuance of financings on loans held for investment, a $0.8 million increase in repayments of financings on loans held for investment, and a $0.9 million increase in reductions to revolving warehouse and repurchase facilities during the six months ended June 30, 2006 over the same period a year ago. The primary activities affecting our cash flows from financing activities are increases and decreases in the level of financings of loans held for investment and in the level of borrowings under our revolving warehouse and repurchase facilities. In addition, financing activities also include capital related cash flows.

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

The amount of net originations of loans held for sale included as a component of cash flows provided by operating activities was $344.1 million during the six months ended June 30, 2006 compared to $104.5 million as a component of cash provided by operating activities for the six months ended June 30, 2005. Excluding the origination and sale activity of loans held for sale, our operating activities provided $10.1 million and $15.7 million of cash during the six months ended June 30, 2006 and 2005, respectively.

CONTRACTUAL OBLIGATIONS

The following table summarizes our material contractual obligations as of the period indicated (in millions):

	Payments Due By Period
	Less Than	1-3	3-5	More Than
June 30, 2006	1 year	Years	Years	5 years	Total
Financing on loans held for investment	$1,554.1	$1,299.1	$352.3	$213.1	$3,418.6
Revolving warehouse and repurchase agreements	578.9	—	—	—	578.9
Operating leases, net	13.2	21.3	11.9	3.4	49.8
Purchase and other obligations	0.2	—	—	—	0.2
Total	$2,146.4	$1,320.4	$364.2	$216.5	$4,047.5

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

RISK MANAGEMENT

The following table provides information related to our derivative financial instruments used to hedge interest rate risk exposure to our portfolio of mortgage loans held for investment and related financings at the dates specified (in thousands):

	June 30,
	2006	2005
Notional amounts:
Interest rate cap agreements	$5,873,500	$6,011,727
Interes rate swap agreement	591,786	—

	Six Months Ended
	June 30,
	2006	2005
Interest income:
Remittances from counterparties for:
Interest rate cap agreements	$29,488	$7,258
Interes rate swap agreement	30	—
Total	$29,518	$7,258
Interest expense:
Mark to market (gain) loss on:
Interest rate cap agreements	$17,122	$1,963
Interes rate swap agreement	(2,437)	—
Total	$14,685	$1,963

The Company entered into an interest rate swap agreement in May 2006. Under the terms of the swap agreement, the Company pays interest at a fixed rate of 5.36% and receives interest at a floating rate based on LIBOR. The Company was a net receiver of interest during the six months ended June 30, 2006, and expects to continue to be a net receiver of interest as interest rates continue to rise.

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

The following tables illustrate the timing of the maturities of our interest rate sensitive assets and liabilities as of the dates indicated (in thousands):

	Maturity Range
	Zero to	6 Months	1-2	3-4	5-6
June 30, 2006	6 Months	to 1 Year	Years	Years	Years	Thereafter	Total
Interest rate sensitive assets:
Cash and cash equivalents	$117,401	$—	$—	$—	$—	$—	$117,401
Loans held for sale, net	607,037	—	—	—	—	—	607,037
Loans held for investment, net	837,858	727,918	915,949	653,460	125,094	137,795	3,398,074
Derivative financial instruments	42,927	—	—	—	—	—	42,927
Total interest rate sensitive assets	$1,605,223	$727,918	$915,949	$653,460	$125,094	$137,795	$4,165,439
Interest rate sensitive liabilities:
Revolving warehouse and repurchase facilities	$578,908	$—	$—	$—	$—	$—	$578,908
Financings on loans held for investment	833,670	720,370	887,306	636,973	127,212	213,082	3,418,613
Total interest rate sensitive liabilities	$1,412,578	$720,370	$887,306	$636,973	$127,212	$213,082	$3,997,521
Excess of interest rate sensitive assets over interest rate sensitive liabilities	$192,645	$7,548	$28,643	$16,487	$(2,118)	$(75,287)	$167,918
Cumulative net interest rate sensitivity gap	$192,645	$200,193	$228,836	$245,323	$243,205	$167,918	$167,918

	Maturity Range
	Zero to	6 Months	1-2	3-4	5-6
December 31, 2005	6 Months	to 1 Year	Years	Years	Years	Thereafter	Total
Interest rate sensitive assets:
Cash and cash equivalents	$123,172	$—	$—	$—	$—	$—	$123,172
Loans held for sale, net	951,177	—	—	—	—	—	951,177
Loans held for investment, net	856,993	816,289	1,221,175	855,266	143,890	191,923	4,085,536
Derivative financial instruments	58,147	—	—	—	—	—	58,147
Total interest rate sensitive assets	$1,989,489	$816,289	$1,221,175	$855,266	$143,890	$191,923	$5,218,032
Interest rate sensitive liabilities:
Short-term collateralized financing facility	$16,487	$—	$—	$—	$—	$—	$16,487
Revolving warehouse and repurchase facilities	1,341,683	—	—	—	—	—	1,341,683
Financings on loans held for investment	768,926	729,479	1,057,794	720,561	135,214	226,428	3,638,402
Total interest rate sensitive liabilities	$2,127,096	$729,479	$1,057,794	$720,561	$135,214	$226,428	$4,996,572
Excess of interest rate sensitive assets over interest rate sensitive liabilities	$(137,607)	$86,810	$163,381	$134,705	$8,676	$(34,505)	$221,460
Cumulative net interest rate sensitivity gap	$(137,607)	$(50,797)	$112,584	$247,289	$255,965	$221,460	$221,460

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

In July 2005, we were served with a putative class action complaint entitled Webb v. Aames Investment Corporation, et. al. brought in the United States District Court, Central District of California. In December 2005, we were served with a putative class action complaint entitled Cooper v. Aames Investment Corporation, et. al. brought in the United States District Court, Eastern District of Wisconsin. These complaints allege violations of the Fair Credit Reporting Act (the “FCRA”) in connection with prescreened offers of credit, which we made to plaintiffs. Webb also alleges that our direct mail pieces failed to comply with the requirements of FCRA that the required notice be clear and conspicuous. The plaintiffs seek to recover on behalf of themselves and others similarly situated compensatory and punitive damages and attorneys’ fees. We filed a motion to dismiss the clear and conspicuous claims in connection with Webb, which was ultimately denied by the Court on May 30, 2006, leaving this claim as to all direct mail sent prior to December 2004. The Court has requested further briefing to determine whether it will grant leave for the plaintiffs to amend. We also filed a motion to transfer Cooper to the Central District of California where Webb is pending, which was granted in March 2006, and the case was ultimately transferred on April 13, 2006. There have been no rulings on the merits of the plaintiffs’ claims or the claims of the putative class in either matter and no class has been certified. We intend to vigorously defend these matters, but if a class is certified and prevails on the merits, the potential liability could have a material adverse affect on our business. The outcome of these cases and the amount of liability, if any, cannot be determined at this time.

On April 27, 2004, we received a civil investigative demand from the Federal Trade Commission, or the FTC, that, although not alleging any wrongdoing, sought documents and data relating to our business and lending practices. The demand was issued pursuant to an April 8, 2004 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders and loan brokers to determine whether there have been violations of certain consumer protection laws. We cooperated and intend to continue to cooperate fully with the FTC in this investigation. Because the investigation is at an early stage, we cannot predict the outcome of the investigation and its effect, if any, on our business.

On September 7, 2004, we received a Civil Investigative Demand and Notice to Proceed from the Office of the Attorney General of Iowa, that, although not alleging any wrongdoing, sought documents and data relating to our business and lending practices in Iowa. We have cooperated and intend to continue to cooperate fully with the Office of the Attorney General of Iowa in this investigation. Because the investigation is at an early stage, we cannot predict the outcome of the investigation and its effect, if any on our business in Iowa, which approximated 0.01% and 0.01% of total mortgage loan production during the six months ended June 30, 2006 and 2005, respectively.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and under “Item 1. Legal Proceedings,” in July 2005 we were served with a putative class action complaint entitled Webb v. Aames Investment Corporation, et. al. brought in the United States District Court, Central District of California, and in December 2005 we were served with a class action complaint entitled Cooper v. Aames Investment Corporation, et. al. brought in the United States District Court, Eastern District of Wisconsin. These complaints allege violations of the Fair Credit Reporting Act (the “FCRA”) in connection with prescreened offers of credit, which we made to plaintiffs. Webb also alleges that our direct mail pieces failed to comply with the requirements of the FCRA that the required notice be clear and conspicuous. The plaintiffs seek to recover on behalf of themselves and others similarly situated compensatory and punitive damages and attorneys’ fees. At the time we filed that Form 10-K, we believed that our motion to dismiss the clear and conspicuous claims would be granted with leave to amend. Such motion was, however, ultimately denied by the Court on May 30, 2006, leaving these claims as to all direct mail sent prior to December 2004.

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

10.5(c)

Extension Letter to the Master Repurchase Agreement dated as of July 29, 2005 by and among Bear Stearns Mortgage Capital Corporation, Aames Capital Corporation, Aames Investment Corporation and Aames Funding Corporation (incorporated by reference to Exhibit 10.5(d) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “June 2005 10-Q”)).

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

10.5(f)	Amendment No. 5 to the Master Repurchase Agreement dated as of May 10, 2006 among Bear Stearns Mortgage Capital Corporation, Aames Investment Corporation and Aames Funding Corporation.

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

10.8(d)	Amendment No. 3 dated May 9, 2006 to the Master Repurchase Agreement among Aames Capital Corporation, Aames Funding Corporation and Morgan Stanley Bank dated December 2, 2005.
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

10.10(a)

Master Repurchase Agreement dated as of April 10, 2006 among Aames Investment Corporation, Aames Capital Corporation, Aames Funding Corporation and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.10(a) to the March 31, 2006 Quarterly Report on Form 10-Q).

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

10.11(e)

Fifth Amendment to Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans dated May 10, 2006, among Lehman Brothers Bank, FSB, Aames Capital Corporation and Aames Investment Corporation.

10.12

Office Lease dated as of September 15, 1998, between Colonnade Wilshire Corp. and Aames Financial Corporation for the premises located at 3731 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Exhibit 10.12 to the Aames Financial Corporation Form 10-K for the year ended June 30, 1999).

10.13(a)

Office Building Lease dated as of August 7, 1996 between Aames Financial Corporation and California Plaza IIA, LLC for the premises located at 350 S. Grand Avenue, Los Angeles, California (incorporated by reference to Exhibit 10.17(a) to the Aames Financial Corporation Form 10-K for the year ended June 30, 1997 (the “Aames Financial 1997 10-K”)).

10.13(b)

First Amendment to Office Building Lease dated as of August 15, 1997 between Aames Financial Corporation and California Plaza IIA, LLC (incorporated by reference to Exhibit 10.17(b) to the Aames Financial 1997 10-K).

10.13(c)

Second Amendment to Office Building Lease dated as of July 29, 2005 by and between EOP-TWO California Plaza, LLC and Aames Financial Corporation (incorporated by reference to Exhibit 10.14(c) to the June 2005 10-Q).

10.14

Office Building Lease dated as of September 13, 2002 between Aames Financial Corporation and Jamboree LLC for the premises located at 3347 and 3351 Michelson Drive, Irvine, California (incorporated by reference to Exhibit 10.18 to the Aames Financial Corporation Form 10-K for the fiscal year ended June 30, 2002).

10.15

Director Compensation Plan Summary (incorporated by reference to Exhibit 99.1 to the Aames Investment Corporation Current Report on Form 8-K/A dated March 23, 2005 filed with the SEC on March 31, 2005).*

10.16	2005 Executive Management Incentive Compensation Plan Summary (incorporated by reference to the Exhibit 10.17 to the 2004 10-K).*
10.17	Aames Financial Corporation Executive Severance Plan, amended and released dated as of August 4, 2005 (incorporated by reference to Exhibit 10.18 to the September 2005 10-Q).*
10.18

Amendment No. 1 dated July 1, 2005 to the Employment Agreement among Aames Investment Corporation, Aames Financial Corporation and A. Jay Meyerson (incorporated by reference to Exhibit 10.19 to the 2005 10-K).*

10.19

Agreement and Plan of Merger among Aames Investment Corporation, Accredited Home Lenders Holding Co. and AHL Acquisition, LLC dated as of May 24, 2006 (incorporated by reference to the current Report on Form 8-K filed with the SEC on June 28, 2006 (the “June 28, 2006 8-K”)).

10.20

Asset Purchase Agreement dated as of June 23, 2006 among Aames Investment Coropration, Aames Funding Corporation, Accredited Home Lenders Holding Co. and Accredited Home Lenders, Inc. (incorporated by reference to the June 28, 2006 8-K).

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

AAMES INVESTMENT CORPORATION
Dated: August 9, 2006	/s/ JON D. VAN DEUREN
Jon D. Van Deuren
Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)